Form 10-Q
period 2009-03-31
Alpine Alpha 2, Ltd.
filed 2009-05-14
CIK 1444183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-53399

Alpine Alpha 2, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	75-3264747
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620

(Address of principal executive offices) (Zip Code)

(917) 915-8857

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 761,478 shares outstanding as of May 14, 2009.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$4,404	$48

Assets	$4,404	$48

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payble - Related Party	$70,000	$40,000
Accounts Payable	4,848	1,000
Total Current Liabilities	74,848	41,000

Long Term Liabilities
Note payable - Related Party	5,437	4,300

Total Liabilities	80,285	45,300

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 761,478 and 741,133
issued and outstanding, respectively	761	741
Additional paid-in capital	40,628	35,492
Deficit accumulated during the development stage	(117,270)	(81,485)

Total Stockholders' Deficiency	(75,881)	(45,252)

Total Liabilities and Stockholders' Deficiency	$4,404	$48

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from October 29, 2007 (inception) to
	2009	2008	March 31, 2009

Operating Expenses
Professional fees	$4,902	$-	$20,805
General and administrative	30,738	6,500	94,392
Total Operating Expenses	35,640	6,500	115,197

Loss from Operations	(35,640)	(6,500)	(115,197)

Other Expenses
Interest Expense	(145)	-	(758)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(35,785)	(6,500)	(115,955)

Provision for Income Taxes	-	-	(1,315)

NET LOSS	$(35,785)	$(6,500)	$(117,270)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.45)

Weighted average number of shares outstanding
during the period - Basic and Diluted	745,248	14,520

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to March 31, 2009
(Unaudited)

						Deficit
						accumulated
	Preferred Stock		Common stock		Additional	during
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	$-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,162)	(77,162)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,485)	(45,252)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

In kind contribution of interest	-	-	-	-	70	-	70

Net loss for the three months ended March 31, 2009	-	-	-	-	-	(35,785)	(35,785)

Balance, March 31, 2009	-	$-	761,478	$761	$40,628	$(117,270)	$(75,881)

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from October 29, 2007 (Inception) to
	2009	2008	March 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(35,785)	$(6,500)	$(117,270)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	-	6,500	22,005
In-kind contribution of interest	70	-	683
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	33,848	-	74,848
Increase in prepaid expenses	-	(7,000)	-
Net Cash Used In Operating Activities	(1,867)	(7,000)	(19,536)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	2,137	10,000	16,437
Repayment of loan payable - related party	(1,000)		(11,000)
Proceeds from issuance of common stock	5,086	200	18,503
Net Cash Provided by Financing Activities	6,223	10,200	23,940

Net Increase in Cash	4,356	3,200	4,404

Cash at Beginning of Period	48	-	-

Cash at End of Period	$4,404	$3,200	$4,404

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to Condensed Unaudited Financial Statements

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
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

(B) Organization

Alpine Alpha 2, LTD (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on October 29, 2007.  The Company was organized to provide business services and financing to emerging growth entities.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2009 and December 31, 2008, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2009, there were no common share equivalents outstanding.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

(F) Income Taxes

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

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

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

(I) Recent Accounting Pronouncements

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On February 25, 2009 the Company’s president loaned the Company $1,075.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On February 25, 2009 the Company’s president loaned the Company $63.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On May 23, 2008, the Company’s president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011.  (See Note 5)

On May 8, 2008, on behalf of the Company, majority shareholder paid expenses aggregating $2,000.  This loan is unsecured, non-interest bearing, and due on May 8, 2011.  (See Note 5)

On February 11, 2008, the Company’s president loaned the Company $5,000.  This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008.  (See Note 5)

On January 11, 2008 the Company’s president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011 .The loan was repaid on October 28, 2008.  (See Note 5).

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

On March 12, 2009, the Company entered into stock purchase agreement to issue 20,345 shares of common stock for cash of $5,086 ($0.25/share).

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

During October 2008, the Company entered into stock purchase agreements to issue a combined 135,771 shares of common stock for cash to various parties of totaling $136($0.001/ share).

During October 2008, the Company entered into stock purchase agreements to issue a combined 123,730 shares of common stock for cash to various parties of totaling $3,712($0.03/ share).

During October 2008, the Company entered into a stock purchase agreement to issue 20,760 shares of common stock for cash of $2,076($0.10/ share).

During October 2008, the Company entered into a stock purchase agreement to issue 24,912 shares of common stock for cash of $4,982($0.20/ share).

During October 2008, the Company entered into a stock purchase agreement to issue 20,760 shares of common stock for cash of $311($0.015/ share).

On January 7, 2008, the Company entered into two stock purchase agreements to issue 100 shares of common stock for cash to two individuals for $100 ($0.10/share) each.

On January 7, 2008, the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the three months March 31, 2009, the Company recorded $70 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

For the year ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $18,400 (See Note 5).

For the year ended December 31, 2008, the Company recorded $613 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

As of December 31, 2007, a shareholder of the Company contributed services having a fair value of $3,600 (See Note 5).

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

As of December 31, 2007, a shareholder of the Company paid $198 of the Company’s expenses. The transaction was treated as an in kind contribution of expenses and charged to additional paid in capital.

(C) Stock Issued for Services

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 5).

(D) Subscriptions Received

On October 22, 2008, the Company received cash totaling $2,000 for the 400,000 shares subscribed on August 1, 2008.

NOTE 4	COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of March 31, 2009, $70,000 was owed to the related party consultant.

NOTE 5	RELATED PARTY TRANSACTIONS

On February 25, 2009 the Company’s president loaned the Company $1,075.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 2)

On February 25, 2009 the Company’s president loaned the Company $63.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 2)

On February 6, 2009, the Company received $1,000 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  The Company repaid $1,075 to the credit card company on February 25, 2009, which represented principal and interest.

For the three months March 31, 2009, the Company recorded $70 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement (See Note 4).

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

On May 23, 2008, the Company’s president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011 (See Note 2).

On May 8, 2008 on behalf of the Company, majority shareholder paid expenses aggregating $2,000.  This loan is unsecured, non-interest bearing, and due on May 8, 2011  (See Note 2).

On February 11, 2008 the Company’s president loaned the Company $5,000.  This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 2).

On January 11, 2008 the Company’s president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011.  The loan was repaid on October 28, 2008 (See Note 2).

For the year ended December 31, 2008, the Company recorded $613 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3 (B)).

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

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 3(C)).

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $117,270 and used cash in operations of $19,536 during the period from October 29, 2007 (inception) to March 31, 2009 and a working capital deficiency of $70,444 at March 31, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item  2.     Management’s Discussion and Analysis of  Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Certain statements in this Report, and the documents incorporated by reference herein, constitute forward-looking statements. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

GENERAL

Alpine Alpha 2, Ltd. (“the Company”) was incorporated on October 29, 2007 under the laws of the State of Delaware. As a “blank check” entity, the current purpose of the Company is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.  The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

RESULTS OF OPERATIONS

The Company had no revenue during the quarter ended March 31, 2009

However, a total of $35,640 of operating expenses were incurred during this quarter ended March 31, 2009, which primarily consist of professional fees and other general and administrative expenses such as rental expenses, related salaries, business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008.

On March 12, 2009, the Company entered into a Stock Subscription Agreement with an investor, pursuant to which the Company issued to such investor a total of 20,345 shares of Common Stock, par value $0.001 per share, for cash purchase price of $5,086 ($0.25/share).

On February 25, 2009, Mr. Hahn, President, Chief Executive Officer and Chief Financial Officer of the Company, made two loans in the amounts of $1,075 and $63, respectively, to the Company.  Both loans are unsecured, non-interest bearing, and due on February 25, 2012.

On February 6, 2009, Alpine Alpha 1, Ltd. paid a credit card company $1,000 to assist in paying off expenses of the Company. Alpine Alpha 1, Ltd. is an entity controlled by Mr. Hahn and therefore affiliated with the Company. On February 25, 2009, the Company paid a total of $1,074 back to the issuer of the mentioned credit card in full reimbursement, with interest, to Alpine Alpha 1, Ltd. for the charges incurred by the Company using the mentioned credit card.

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

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities for the next twelve months.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Financial Statements as of March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

(a)           Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Commission is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2009, the Company entered into a Stock Subscription Agreement with an investor, pursuant to which the Company issued to such investor a total of 20,345 shares of Common Stock, par value $0.001 per share, for cash purchase price of $5,086 ($0.25/share). The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for an exemption from registration of these shares and no underwriter was used in this transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

ALPINE ALPHA 2, LTD. (Registrant)

Date: May 14, 2009	By:	/s/ James Hahn
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)