Form 10-Q
period 2009-06-30
Alpine Alpha 2, Ltd.
filed 2009-08-14
CIK 1444183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(917) 915-8857
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 761,478 shares outstanding as of August 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$3,486	$48
Prepaid Expenses	1,200	-

Assets	$4,686	$48

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$100,000	$40,000
Accounts Payable	500	1,000
Total Current Liabilities	100,500	41,000

Long Term Liabilities
Note payable - Related Party	12,437	4,300

Total Liabilities	112,937	45,300

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 761,478 and 741,133
issued and outstanding, respectively	761	741
Additional paid-in capital	40,757	35,492
Deficit accumulated during the development stage	(149,769)	(81,485)

Total Stockholders' Deficiency	(108,251)	(45,252)

Total Liabilities and Stockholders' Deficiency	$4,686	$48

See accompanying notes to condensed unaudited financial statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from October 29, 2007
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		inception) to
	2009	2008	2009	2008	(June 30, 2009

Operating Expenses
Professional fees	$2,400	$9,112	$7,302	$9,112	$23,205
General and administrative	29,971	7,650	60,709	13,900	124,363
Total Operating Expenses	32,371	16,762	68,011	23,012	147,568

Loss from Operations	(32,371)	(16,762)	(68,011)	(23,012)	(147,568)

Other Expenses
Interest Expense	(128)	(271)	(273)	(271)	(886)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(32,499)	(17,033)	(68,284)	(23,283)	(148,454)

Provision for Income Taxes	-	-	-	250	(1,315)

NET LOSS	$(32,499)	$(17,033)	$(68,284)	$(23,533)	$(149,769)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(1.12)	$(0.09)	$(1.59)

Weighted average number of shares outstanding
during the period - Basic and Diluted	761,478	15,200	753,453	14,808

See accompanying notes to condensed unaudited financial statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to June 30, 2009
(Unaudited)

						Deficit
						accumulated
					Additional	during
	Preferred Stock		Common stock		paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,162)	(77,162)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,485)	(45,252)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

In kind contribution of interest	-	-	-	-	199	-	199

Net loss for the six months ended June 30, 2009	-	-	-	-	-	(68,284)	(68,284)

Balance, June 30, 2009	-	$-	761,478	$761	$40,757	$(149,769)	$(108,251)

See accompanying notes to condensed unaudited financial statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from October 29, 2007
	For the Six Months Ended June 30,		(Inception) to
	2009	2008	June 30, 2009

Cash Flows From Operating Activities:
Net Loss	$(68,284)	$(23,533)	$(149,769)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	-	13,900	22,005
In-kind contribution of interest	199	271	812
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	59,500	750	100,500
Increase in prepaid expenses	(1,200)	(388)	(1,200)
Net Cash Used In Operating Activities	(9,785)	(9,000)	(27,454)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	9,137	14,300	23,437
Repayment of loan payable - related party	(1,000)	-	(11,000)
Proceeds from issuance of common stock	5,086	200	18,503
Net Cash Provided by Financing Activities	13,223	14,500	30,940

Net Increase in Cash	3,438	5,500	3,486

Cash at Beginning of Period	48	-	-

Cash at End of Period	$3,486	$5,500	$3,486

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See accompanying notes to condensed unaudited financial statements

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2009 and December 31, 2008, the Company had no cash equivalents.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2009 and 2008, there were no common share equivalents outstanding.

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

(I) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses, accounts payable and notes payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On May 18, 2009, the Company’s president loaned the Company $7,000.  This loan is unsecured, non-interest bearing, and due on May 18, 2012  (See Note 5).

On February 25, 2009, the Company’s president loaned the Company $1,075.  This loan is unsecured, non-interest bearing, and due on February 25, 2012 (See Note 5).

On February 25, 2009, the Company’s president loaned the Company $63.  This loan is unsecured, non-interest bearing, and due on February 25, 2012 (See Note 5).

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

On January 11, 2008 the Company’s president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011 .The loan was repaid on October 28, 2008 (See Note 5).

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A)	Stock Issued for Cash

On March 12, 2009, the Company entered into stock purchase agreement to issue 20,345 shares of common stock for cash of $5,086 ($0.25/share).

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
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

(B) In-Kind Contribution

For the six months June 30, 2009, the Company recorded $199 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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
JUNE 30, 2009
(UNAUDITED)

(C) Stock Issued for Services

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 5).

(D) Subscriptions Received

On October 22, 2008, the Company received cash totaling $2,000 for the 400,000 shares subscribed on August 1, 2008.

NOTE 4	COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of June 30, 2009, $100,000 was owed to the related party consultant.

NOTE 5	RELATED PARTY TRANSACTIONS

On May 18, 2009, the Company’s president loaned the Company $7,000.  This loan is unsecured, non-interest bearing, and due on May 18, 2012 (See Note 2).

On February 25, 2009, the Company’s president loaned the Company $1,075.  This loan is unsecured, non-interest bearing, and due on February 25, 2012 (See Note 2).

On February 25, 2009, the Company’s president loaned the Company $63.  This loan is unsecured, non-interest bearing, and due on February 25, 2012 (See Note 2).

On February 6, 2009, the Company received $1,000 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  The Company repaid $1,075 to the credit card company on February 25, 2009, which represented principal and interest.

For the six months June 30, 2009, the Company recorded $199 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of June 30, 2009, $100,000 was owed to the related party consultant (See Note 4).

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $149,769 and used cash in operations of $27,454 during the period from October 29, 2007 (inception) to June 30, 2009. In addition, the Company had a working capital deficiency of $95,814 at June 30, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

The Company evaluated subsequent events through August 12, 2009, the date the condensed financial statements were issued, and concluded there are no material subsequent events.

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

RESULTS OF OPERATIONS

The Company had no revenue during the quarter ended June 30, 2009.

However, a total of $32,371 of operating expenses were incurred during this quarter ended June 30, 2009, which primarily consist of professional fees and other general and administrative expenses such as rental expenses, related salaries, business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

ALPINE ALPHA 2, LTD. (Registrant)

Date: August 14, 2009	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)
Title

