Form 10-Q
period 2009-09-30
Alpine Alpha 2, Ltd.
filed 2009-11-16
CIK 1444183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ...........to............

Commission File Number 000-53397

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 836,478 shares outstanding as of November 12, 2009.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$3,328	$48
Prepaid Expenses	150	-

Assets	$3,478	$48

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$130,000	$40,000
Accounts Payable	-	1,000
Loan Payable - Related Party	1,300	-
	131,300	41,000

Total Current Liabilities	131,300	41,000

Long Term Liabilities
Note Payable - Related Party	12,437	4,300

Total Liabilities	143,737	45,300

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 836,478 and 741,133
issued and outstanding, respectively	836	741
Additional paid-in capital	41,445	35,492
Deficit accumulated during the development stage	(182,540)	(81,485)

Total Stockholders' Deficiency	(140,259)	(45,252)

Total Liabilities and Stockholders' Deficiency	$3,478	$48

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from October 29, 2007
	2009	2008	2009	2008	(inception) to September 30, 2009

Operating Expenses
Professional fees	$2,400	$3,828	$9,702	$12,940	$25,605
General and administrative	30,183	15,340	90,892	29,490	154,546
Total Operating Expenses	32,583	19,168	100,594	42,430	180,151

Loss from Operations	(32,583)	(19,168)	(100,594)	(42,430)	(180,151)

Other Expenses
Interest Expense	(188)	(233)	(461)	(504)	(1,074)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(32,771)	(19,401)	(101,055)	(42,934)	(181,225)

Provision for Income Taxes	-	-	-	-	(1,315)

NET LOSS	$(32,771)	$(19,401)	$(101,055)	$(42,934)	$(182,540)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.07)	$(0.13)	$(0.42)

Weighted average number of shares outstanding
during the period - Basic and Diluted	778,374	278,936	767,473	102,888

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to September 30, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,162)	(77,162)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,485)	(45,252)

Common stock issued for cash	-	-	95,345	95	5,066	-	5,161

In kind contribution of legal fees	-	-	-	-	500	-	500

In kind contribution of interest	-	-	-	-	387	-	387

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(101,055)	(101,055)

Balance, September 30, 2009	-	$-	836,478	$836	$41,445	$(182,540)	$(140,259)

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from October 29, 2007
	2009	2008	(Inception) to September 30, 2009

Cash Flows From Operating Activities:
Net Loss	$(101,055)	$(42,934)	$(182,540)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	500	18,400	22,505
In-kind contribution of interest	387	504	1,000
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	89,000	9,980	130,000
Increase in prepaid expenses	(150)	(145)	(150)
Net Cash Used In Operating Activities	(11,318)	(14,195)	(28,987)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	1,300		1,300
Proceeds from notes payable - related party	9,137	14,300	23,437
Repayment of notes payable - related party	(1,000)	-	(11,000)
Proceeds from issuance of common stock	5,161	200	18,578
Net Cash Provided by Financing Activities	14,598	14,500	32,315

Net Increase in Cash	3,280	305	3,328

Cash at Beginning of Period	48	-	-

Cash at End of Period	$3,328	$305	$3,328

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to Condensed Unaudited Financial Statements

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009 and December 31, 2008, the Company had no cash equivalents.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.  As of September 30, 2009 and 2008, there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I) Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidations, by enterprises involved with variable interest entities.  FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

 In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Codification did not have a significant impact on the Company’s financial statements.

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses, loan payable -related party, note payable – related party, and accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On August 26, 2009, Alpine Alpha 1, LTD paid $1,300 of expenses on behalf of Alpine Alpha 2, LTD.  This is a related party transaction.  The amount of $1,300 was repaid by Alpine Alpha 2, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 5 and 7).

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

On May 18, 2009, the Company’s president loaned the Company $7,000.  This loan is unsecured, non-interest bearing, and due on May 18, 2012  (See Note 5).

On February 25, 2009, the Company’s president loaned the Company $1,075.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On February 25, 2009, the Company’s president loaned the Company $63.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On May 23, 2008, the Company’s president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011.  (See Note 5)

On May 8, 2008, on behalf of the Company, majority shareholder paid expenses aggregating $2,000.  This loan is unsecured, non-interest bearing, and due on May 8, 2011.  (See Note 5)

On February 11, 2008, the Company’s president loaned the Company $5,000.  This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008.  (See Note 5)

On January 11, 2008, the Company’s president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008.  (See Note 5).

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

On September 2, 2009, the Company entered into stock purchase agreements to issue a combined 10,000 shares of common stock for cash to various parties totaling $10 ($0.001/share).

On August 18, 2009, the Company entered into stock purchase agreements to issue a combined 45,000 shares of common stock for cash to various parties totaling $45 ($0.001/share).

On August 18, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock for cash of $20 ($0.001/share).

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
SEPTEMBER 30, 2009
(UNAUDITED)

During October 2008, the Company entered into a stock purchase agreement to issue 24,912 shares of common stock for cash of $4,982($0.20/ share).

During October 2008, the Company entered into a stock purchase agreement to issue 20,760 shares of common stock for cash of $311($0.015/ share).

In September 2008, the Company entered into stock purchase agreements with 400 investors for 400,00 shares for cash of $2,000 ($0.005 per share).

On January 7, 2008, the Company entered into two stock purchase agreements to issue 100 shares of common stock for cash to two individuals for a total of $100 ($0.10/share).

On January 7, 2008, the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the nine months ended September 30, 2009, the Company recorded additional paid-in capital of $500 for the fair value of legal services provided.

For the nine months September 30, 2009, the Company recorded $387 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
NOTE 4                      COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of September 30, 2009 $130,000 was owed to the related party consultant (See Note 5).

NOTE 5                      RELATED PARTY TRANSACTIONS

On August 26, 2009, Alpine Alpha 1, LTD paid $1,300 of expenses on behalf of Alpine Alpha 2, LTD.  This is a related party transaction.  The amount of $1,300 was repaid by Alpine Alpha 2, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 2 and 7).

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

For the nine months September 30, 2009, the Company recorded $387 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of September 30, 2009, $130,000 was owed to the related party consultant (See Note 4).

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
NOTE 6                      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $182,540 and used cash in operations of $28,987 during the period from October 29, 2007 (inception) to September 30, 2009. In addition, the Company has a working capital deficiency of $127,822 and a stockholders deficiency of $140,259 at September 30, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7                      SUBSEQUENT EVENTS

In preparing these condensed financial statements, we have evaluated events and transactions for potential recognition or disclosure through October 26, 2009, the date the  financial statements were issued.

On October 6, 2009, Alpine Venture Associates, LLC loaned the Company $1,300 for legal and accounting expenses for 2009. The loan is non-interest bearing and due on October 6, 2012 (See Note 2).

On October 6, 2009, the amount of $1,300 was repaid by Alpine Alpha 2, Ltd to Alpine Alpha 1, Ltd for expenses paid on behalf of Alpine Alpha 2.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the third quarter of fiscal 2009.

However, a total of $100,594 of operating expenses were incurred during the nine months ended September 30, 2009, which primarily consists of $9,702 of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of September 30, 2009, $130,000 was owed to the related party consultant.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be available.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation.  FASB ASC No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC No. 105 did not have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

(b)      Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 2, 2009, the Company entered into stock purchase agreements to issue a combined 10,000 shares of common stock for cash to various parties totaling $10 ($0.001/share). The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for an exemption from registration of these shares and no underwriter was used in this transaction.

On August 18, 2009, the Company entered into stock purchase agreements to issue a combined 45,000 shares of common stock for cash to various parties totaling $45 ($0.001/share). The Company relied upon Section 4(2) of the Securities Act for an exemption from registration of these shares and no underwriter was used in this transaction.

On August 18, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock for cash of $20 ($0.001/share). The Company relied upon Regulation S of the Securities Act for an exemption from registration of these shares and no underwriter was used in this transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) an d15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE ALPHA 2, LTD.
(Registrant)

Date: November 16, 2009	By:	/s/ James Hahn
(Signature) Chief Executive Officer and President (principal executive officer) &
Chief Financial Officer (principal financial officer and principal accounting officer)