Form 10-Q
period 2010-03-31
Alpine Alpha 2, Ltd.
filed 2010-05-17
CIK 1444183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............
Commission File Number 000-53397

Alpine Alpha 2, Ltd.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware -------------------------------------------------------------------	75-3264747 -------------------------------------------------------------------
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620
-------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

(917) 915-8857
-----------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
-----------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 836,478 shares outstanding as of May 17, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGES	5 - 12	NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$-	$1,380
Assets	$-	$1,380

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$127,439	$160,000
Accounts Payable	5,050	125
Total Current Liabilities	132,489	160,125

Long Term Liabilities
Note Payable - Related Party	63	13,737

Total Liabilities	132,552	173,862

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 836,478 and 836,478
issued and outstanding, respectively	836	836
Additional paid-in capital	42,651	42,151
Deficit accumulated during the development stage	(176,039)	(215,469)
Total Stockholders' Deficiency	(132,552)	(172,482)

Total Liabilities and Stockholders' Deficiency	$-	$1,380

See accompanying notes to
condensed unaudited financial statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For Three months Ended		For the Period from October 29, 2007 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Operating Expenses
Professional fees	$5,400	$4,902	$33,405
Consulting expense - related party	30,000	30,000	190,000
General and administrative	150	738	25,093
Total Operating Expenses	35,550	35,640	248,498

Loss from Operations	(35,550)	(35,640)	(248,498)

Other Expenses
Other Income	74,980	-	74,980
Interest Expense	-	(145)	(1,206)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	39,430	(35,785)	(174,724)

Provision for Income Taxes	-	-	(1,315)

NET INCOME (LOSS)	$39,430	$(35,785)	$(176,039)

Net Income (Loss) Per Share - Basic and Diluted	$0.05	$(0.05)

Weighted average number of shares outstanding
during the period - Basic and Diluted	836,478	745,248

See accompanying notes to
condensed unaudited financial statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to March 31, 2010
(Unaudited)

						Deficit
						accumulated
	Preferred Stock		Common stock		Additional	during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,162)	(77,162)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,485)	(45,252)

Common stock issued for cash	-	-	95,345	95	5,066	-	5,161

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	593	-	593

Net loss for the year ended December 31, 2009	-	-	-	-	-	(133,984)	(133,984)

Balance, December 31, 2009	-	-	836,478	836	42,151	(215,469)	(172,482)

In kind contribution of legal fees	-	-	-	-	500	-	500

Net income for the three months ended March 31, 2010	-	-	-	-	-	39,430	39,430

Balance, March 31, 2010	-	$-	836,478	$836	$42,651	$(176,039)	$(132,552)

See accompanying notes to
condensed unaudited financial statements

Alpine Alpha 2, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from October 29, 2007 (Inception) to
	2010	2009	March 31, 2010

Cash Flows From Operating Activities:
Net Income (Loss)	$39,430	$(35,785)	$(176,039)
Adjustments to reconcile net income (loss) to net cash used in operations
In-kind contribution of services from President	-	-	22,005
In-kind contribution of legal services	500	-	1,500
In-kind contribution of interest	-	70	1,206
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,925	33,848	5,050
Increase in accounts payable - related party	(32,561)	-	127,439
Net Cash Provided By (Used In) Operating Activities	12,294	(1,867)	(18,641)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	-	2,137	25,037
Repayment of notes payable - related party	(13,674)	(1,000)	(24,974)
Proceeds from issuance of common stock	-	5,086	18,578
Net Cash Provided by (Used in) Financing Activities	(13,674)	6,223	18,641

Net Increase (Decrease) in Cash	(1,380)	4,356	-

Cash at Beginning of Period	1,380	48	-

Cash at End of Period	$-	$4,404	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,440

See accompanying notes to
condensed unaudited financial statements

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2010 and 2009, there were no common share equivalents outstanding.

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
MARCH 31, 2010

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

(H) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

(I)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable related party, accounts payable, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2	NOTES PAYABLE – RELATED PARTY

On October 6, 2009,  a Corporation owned by the president loaned the Company $1,300 for legal and accounting expenses for 2009. The loan is non-interest bearing and due on October 6, 2012.  The amount of $1,300 was repaid by Alpine Alpha 2, Ltd on January 19, 2010 (See Note 5).

On August 26, 2009, Alpine Alpha 1, LTD paid $1,300 of expenses on behalf of Alpine Alpha 2, LTD.  This is a related party transaction.  The amount of $1,300 was repaid by Alpine Alpha 2, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 5).

On May 18, 2009, a Corporation owned by the president loaned the Company $7,000.  This loan is unsecured, non-interest bearing, and due on May 18, 2012.  The amount of $7,000 was repaid by Alpine Alpha 2, Ltd  on January 19, 2010 (See Note 5).

On February 25, 2009, a Corporation owned by the president loaned the Company $1,075.  This loan is unsecured, non-interest bearing, and due on February 25, 2012. The amount of $1,075 was repaid by Alpine Alpha 2, Ltd  on January 19, 2010 (See Note 5).

On February 25, 2009, a Corporation owned by the president loaned the Company $62.  This loan is unsecured, non-interest bearing, and due on February 25, 2012. This loan was forgiven in may 2010 and no gain or loss was recognized for this debt forgiveness (See Note 5 and 8).

On May 23, 2008, a Corporation owned by the president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011.  The amount of $2,300 was repaid by Alpine Alpha 2, Ltd  on January 19, 2010 (See Note 5).

On May 8, 2008, a Corporation owned by the president paid expenses aggregating $2,000.  This loan is unsecured, non-interest bearing, and due on May 8, 2011. The amount of $2,000 was repaid by Alpine Alpha 2, Ltd  on January 19, 2010  (See Note 5).

On February 11, 2008, a Corporation owned by the president loaned the Company $5,000.  This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 5).

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

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

On August 18, 2009, the Company entered into stock purchase agreements to issue a combined 60,000 shares of common stock for cash to various parties totaling $60 ($0.001/share). 40,000 of the 60,000 shares issued on August 18, 2009 were issued to related parties (See Note 5).

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
MARCH 31, 2010

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

(B)  In-Kind Contribution

For the three months ended March 31, 2010, the Company recorded $500 of legal services as an in – kind contribution.

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

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4                 COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2009, $160,000 was owed to the related party consultant.  On January 19, 2010, the Company paid $62,561 to the consultant based on the agreement towards the outstanding balance. As of March 31, 2010, $127,439 was owed to the related party consultant (See Note 5).

NOTE 5                 RELATED PARTY TRANSACTIONS

On October 6, 2009, a Corporation owned by the president loaned the Company $1,300 for legal and accounting expenses for 2009. The loan is non-interest bearing and due on October 6, 2012.  The amount of $1,300 was repaid by Alpine Alpha 2, Ltd  on January 19, 2010 (See Note 2).

On August 26, 2009, Alpine Alpha 1, LTD paid $1,300 of expenses on behalf of Alpine Alpha 2, LTD.  This is a related party transaction.  The amount of $1,300 was repaid by Alpine Alpha 2, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 2).

On August 18, 2009, the Company entered into stock purchase agreements to issue a combined 60,000 shares of common stock for cash to various parties totaling $60 ($0.001/share). 40,000 of the 60,000 shares issued on August 18, 2009 were issued to related parties (See Note 3(A)).

On May 18, 2009, a Corporation owned by the president loaned the Company $7,000.  This loan is unsecured, non-interest bearing, and due on May 18, 2012. The amount of $7,000 was repaid by Alpine Alpha 2, Ltd on January 19, 2010 (See Note 2).

On February 25, 2009, a Corporation owned by the president loaned the Company $1,075.  This loan is unsecured, non-interest bearing, and due on February 25, 2012. The amount of $1,075 was repaid by Alpine Alpha 2, Ltd on January 19, 2010 (See Note 2).

On February 25, 2009, a Corporation owned by the president loaned the Company $62. This loan is unsecured, non-interest bearing, and due on February 25, 2012. This loan was forgiven in May 2010 and no gain or loss was recognized for this debt forgiveness (See Note 2 and 8).

On February 6, 2009, the Company received $1,000 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  The Company repaid $1,075 to the credit card company on February 25, 2009, which represented principal and interest.

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

For the year ended December 31, 2009, the Company recorded $593 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2009, $160,000 was owed to the related party consultant.  On January 19, 2010 the Company paid $62,561 to the consultant based on the agreement towards the outstanding balance As of March 31, 2010, $127,439 was owed to the related party consultant (See Note 4).

On May 23, 2008, a Corporation owned by the president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011.  The amount of $2,300 was repaid by Alpine Alpha 2, Ltd on January 19, 2010 (See Note 2).

On May 8, 2008 a Corporation owned by the president paid expenses aggregating $2,000. This loan is unsecured, non-interest bearing, and due on May 8, 2011 The amount of $2,000 was repaid by Alpine Alpha 2, Ltd  on January 19, 2010  (See Note 2).

On February 11, 2008 a Corporation owned by the president loaned the Company $5,000.  This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 2).

On January 11, 2008 a Corporation owned by the president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011.  The loan was repaid on October 28, 2008 (See Note 2).

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

ALPINE ALPHA 2, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6                 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $176,039 and used cash in operations of $18,641 during the period from October 29, 2007 (inception) to March 31, 2010. In addition, the Company has a working capital deficiency of $132,489 and a stockholders’ deficiency of $132,552 at March 31, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7                 NON BINDING LETTER OF INTENT

On December 21, 2009, the Company entered into a non binding letter of intent to acquire 100% of the issued and outstanding shares of a company for approximately 96.5% of the issued and outstanding common stock of Alpine Alpha 2, Ltd. and the payment of $300,000 if the net income of the acquiree is less then $10,000,000.   The letter of intent calls for a non refundable, non creditable deposit of $75,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $75,000 was received on January 19, 2010.  The final terms are subject to entering into a final definitive agreement by March 30, 2010. As of March 31, 2010, the merger has not occurred and the Agreement has expired.

NOTE 8                 SUBSEQUENT EVENTS

On February 25, 2009, a Corporation owned by the president loaned the Company $62. This loan is unsecured, non-interest bearing, and due on February 25, 2012. This loan was forgiven in May 2010 and no gain or loss was recognized for this debt forgiveness (See Note 2 and 5).

On April 5, 2010, a Corporation owned by the president loaned the Company $5,100 for legal and accounting expenses for 2009. The loan is non-interest bearing and due on April 5, 2013 without any prepayment penalty.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the first quarter of 2010.

However, a total of $35,550 of operating expenses were incurred during the three months ended March 31, 2010, which primarily consists of $5,400 of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008 (the “Consulting Agreement”). On January 19, 2010, the Company paid $62,561 to such consultant based on the Consulting Agreement towards the outstanding balance. As of March 31, 2010, $127,439 was owed to such related party consultant.

On December 21, 2009, the Company entered into a non binding letter of intent to acquire 100% of the issued and outstanding shares of a company for approximately 96.5% of our issued and outstanding common stock. The letter of intent calls for a non refundable, non creditable deposit of $75,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the potential acquiree. Such $75,000 was received on January 19, 2010.  As of the date of this Report, no definitive agreement has been consummated pursuant to such letter of intent.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

Not applicable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Removed and Reserved

Not applicable.

Item 5.      Other Information

On December 21, 2009, the Company entered into a non binding letter of intent to acquire 100% of the issued and outstanding shares of a company for approximately 96.5% of the issued and outstanding common stock of Alpine Alpha 2, Ltd. and the payment of $300,000 if the net income of the acquiree is less then $10,000,000.   The letter of intent calls for a non refundable, non creditable deposit of $75,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $75,000 was received on January 19, 2010.  The final terms are subject to entering into a final definitive agreement by March 30, 2010. As of March 31, 2010, the merger has not occurred and nothing has been finalized.

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

Date: May 17, 2010

                  By: /s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)