Form 10-Q
period 2010-06-30
China Golf Group, Inc.
filed 2010-08-16
CIK 1444183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..............to...............

Commission File Number 000-53399

China Golf Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-3264747
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

China Merchants Tower, Suite 1503
161 Lujiazui East Road, Shanghai  PRC 20001

(Address of principal executive offices) (Zip Code)

011-86-21 5876 5017

(Registrant's telephone number, including area code)

Alpine Alpha 2, Ltd.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No[X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2010, the Company had 30,124,578 shares of common stock, par value $.001 per share (the “Common Stock”) issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Balance Sheets
	As of June 30, 2010 (Unaudited) and December 31, 2009	1

	Condensed Statements of Operations for
	the Three Months and the Six Months Ended June 30, 2010 and 2009 (Unaudited)	2

	Condensed Statements of Changes in Stockholders' Deficits for
	the Period from October 29, 3007 (Inception) to June 30, 2010 (Unaudited)	3

	Condensed Statements of Cash Flows
	for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

	Notes to the Interim Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures.	10

PART II OTHER INFORMATION

Item 6.	Exhibits	10

Signatures		11

Exhibits/Certifications		12

CHINA GOLF GROUP, INC.
(F/K/A ALPINE ALPHA 2, LTD)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICITS FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)

PAGES	5 - 7	NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

China Golf Group, Inc.
(f/k/a Alpine Alpha 2, LTD)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$-	$1,380
Assets	$-	$1,380

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$157,439	$160,000
Accounts Payable	-	125
Total Current Liabilities	157,439	160,125

Long Term Liabilities
Note Payable - Related Party	7,350	13,737

Total Liabilities	164,789	173,862

Commitments and Contingencies	-	-

Stockholders' Deficiency

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 836,478 and 836,478 issued and outstanding, respectively	836	836
Additional paid-in capital	43,298	42,151
Deficit accumulated during the development stage	(208,923)	(215,469)
Total Stockholders' Deficits	(164,789)	(172,482)

Total Liabilities and Stockholders' Deficits	$-	$1,380

The accompanying footnotes are an integral part of these condensed financial statements

China Golf Group, Inc.
(f/k/a Alpine Alpha 2, LTD)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For Three months Ended		For the Six Months Ended June 30,		For the Period from October 29, 2007
	June 30, 2010	June 30, 2009	2010	2009	(inception) to June 30, 2010

Operating Expenses
Professional fees	$2,600	$2,371	$8,000	$7,302	$36,005
Consulting expense - related party	30,000	30,000	$60,000	$30,000	220,000
General and administrative	200	-	350	30,709	25,293
Total Operating Expenses	32,800	32,371	68,350	68,011	281,298

Loss from Operations	(32,800)	(32,371)	(68,350)	(68,011)	(281,298)

Other Expenses
Other Income	-	-	74,980		74,980
Interest Expense	(84)	(128)	(84)	(273)	(1,290)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(32,884)	(32,499)	6,546	(68,284)	(207,608)

Provision for Income Taxes	-	-	-	-	(1,315)

NET INCOME (LOSS)	$(32,884)	$(32,499)	$6,546	$(68,284)	$(208,923)

Net Income (Loss) Per Share - Basic and Diluted	$(0.04)	$(0.04)	$0.01	$(0.09)

Weighted average number of shares outstanding during the period - Basic and Diluted	836,478	761,478	836,478	753,453

The accompanying footnotes are an integral part of these condensed financial statements

China Golf Group, Inc.
(f/k/a Alpine Alpha 2, LTD)
(A Development Stage Company)
 Condensed Statement of Changes in Stockholders' Deficits
For the period from October 29, 2007 (Inception) to June 30, 2010
(Unaudited)

						Deficit
						accumulated
					Additional	during	Total
	Preferred Stock		Common stock		paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficits

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,162)	(77,162)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,485)	(45,252)

Common stock issued for cash	-	-	95,345	95	5,066	-	5,161

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	593	-	593

Net loss for the year ended December 31, 2009	-	-	-	-	-	(133,984)	(133,984)

Balance, December 31, 2009	-	-	836,478	836	42,151	(215,469)	(172,482)

Forgiveness of a related party payable	-	-	-	-	63	-	63

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	84	-	84

Net income for the six months ended June 30, 2010	-	-	-	-	-	6,546	6,546

Balance, June 30, 2010	-	$-	836,478	$836	$43,298	$(208,923)	$(164,789)

The accompanying footnotes are an integral part of these condensed financial statements

China Golf Group, Inc.
(f/k/a Alpine Alpha 2, LTD)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from October 29, 2007
	2010	2009	(Inception) to June 30, 2010

Cash Flows From Operating Activities:
Net Income (Loss)	$6,546	$(32,499)	$(208,923)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services from President	-	-	22,005
In-kind contribution of legal services	1,000	-	2,000
In-kind contribution of interest	84	70	1,289
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(125)	33,848	-
Increase in accounts payable - related party	(2,561)	-	157,439
Net Cash Provided By (Used In) Operating Activities	4,944	1,419	(25,992)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	7,350	2,137	32,388
Repayment of notes payable - related party	(13,674)	(1,000)	(24,974)
Proceeds from issuance of common stock	-	5,086	18,578
Net Cash Provided by (Used in) Financing Activities	(6,324)	6,223	25,992

Net Increase (Decrease) in Cash	(1,380)	7,642	-

Cash at Beginning of Period	1,380	48	-

Cash at End of Period	$-	$7,690	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,440

Supplemental disclosure of non-cash investing and financing activities:

During May 2010 a Company's president forgave a $62 related party loan. Not gain or loss was recognized on the forgiveness.

The accompanying footnotes are an integral part of these condensed financial statements

CHINA GOLF GROUP, INC.
(F/K/A ALPINE ALPHA 2, LTD)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

China Golf Group, Inc., formerly Alpine Alpha 2, Ltd. ("the Company") was incorporated on October 29, 2007 under the laws of the State of Delaware.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2009 Form 10-K.

On August 3, 2010 the Company changed its name to China Golf Group, Inc.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On June 6, 2010,  a Corporation owned by the president loaned the Company $1,200 for legal and accounting expenses for 2010. The loan is non-interest bearing and due on June 6, 2013 (See Note 5).

On May 30, 2010,  a Corporation owned by the president loaned the Company $1,050 for legal and accounting expenses for 2010. The loan is non-interest bearing and due on May 30, 2013(See Note 5).

On April 5, 2010, a Corporation owned by the president loaned the Company $5,100 for legal and accounting expenses for 2009. The loan is non-interest bearing and due on April 15, 2013 (See Note 5).

NOTE 3	STOCKHOLDERS’ DEFICITS

(A)	In-Kind Contribution

For the six months ended June 30, 2010, the Company recorded $1,000 of legal services as an in – kind contribution.

For the six months ended June 30, 2010, the Company recorded $84 of imputed interest related to shareholder loans payable as an in-kind contribution.

CHINA GOLF GROUP, INC.
(F/K/A ALPINE ALPHA 2, LTD)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(B)	Amendment to Articles of Incorporation

On July 2, 2010, the Board of Directors of the Company and the stockholders of the Company approved all actions to amend its Certificate of Incorporation o change the name of the Company to China Golf Group, Inc. The Certificate of Amendment to the Certificate of Incorporation was filed with the State of Delaware on August 3, 2010.

NOTE 4	COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2009, $160,000 was owed to the related party consultant.  On January 19, 2010, the Company paid $62,561 to the consultant based on the agreement towards the outstanding balance. As of June 30, 2010, $157,439 was owed to the related party consultant.  On July 1, 2010 the consulting agreement was terminated and 400,000 shares  of common stock was issued in exchange for the outstanding balance as of June 30, 2010.(See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS

On June 6, 2010, a Corporation owned by the president loaned the Company $1,200 for legal and accounting expenses for 2010. The loan is non-interest bearing and due on June 6, 2013 (See Note 2).

On May 30, 2010, a Corporation owned by the president loaned the Company $1,050 for legal and accounting expenses for 2010. The loan is non-interest bearing and due on May 30, 2013(See Note 2).

On April 5, 2010, a Corporation owned by the president loaned the Company $5,100 for legal and accounting expenses for 2009. The loan is non-interest bearing and due on April 15, 2013 (See Note 2).

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $208,923 and used cash in operations of $25,992 during the period from October 29, 2007 (inception) to June 30, 2010. In addition, the Company has a working capital deficiency of $157,439 and a stockholders’ deficiency of $164,789 at June 30, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

CHINA GOLF GROUP, INC.
(F/K/A ALPINE ALPHA 2, LTD)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
NOTE 7	SUBSEQUENT EVENTS

On July 1, 2010 the Company terminated a consulting agreement dated September 1, 2008. In connection with this termination, the Company issued 400,000 shares, having a fair value of $152,520 ($0.3813/share), based upon the amounts due.

On July 6, 2010, the Company, a then public shell corporation consummated a share exchange transaction (the “Share Exchange Transaction”) with Goodintend Holdings Limited, a British Virgin Islands company (“Goodintend”).  The Company did not have any operations immediately prior to the Share Exchange Transaction and its majority-voting control was transferred to the shareholders of Goodintend. In the Share Exchange Transaction, the Company issued 24,737,500 shares of common stock to the shareholders of Goodintend in exchange for all of the outstanding capital stock of Goodintend. Upon the closing of the Share Exchange Transaction, Goodintend stockholders held the majority of the issued and outstanding shares of common stock of the Company. The Company, therefore, acquired the control of Goodintend. Since the shareholders of Goodintend acquired a controlling voting interest, Goodintend was deemed as the accounting acquirer, and the Company was deemed as the legal acquirer.  The historical financial statements of the Company are those of Goodintend, and of the consolidated entities from the date of the Reverse Merger and subsequent.

Since the Share Exchange Transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

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

GENERAL

China Golf Group, Inc., formerly Alpine Alpha 2, Ltd. (“the Company”) was incorporated on October 29, 2007 under the laws of the State of Delaware. As of the period ended June 30, 2010, the Company had no operations or substantial assets. Accordingly, the Company was then deemed to be a "blank check" or shell company, that is, a development-stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company or companies, or other entity or person.

RECENT DEVELOPMENT

On July 6, 2010, the Company consummated a share exchange transaction or a reverse merger (the “Share Exchange Transaction” or the “Reverse Merger”), where the Company acquired the control of Goodintend Holdings Limited, a British Virgin Islands company (“Goodintend”) and its controlled entities by issuing to the stockholders of Goodintend an aggregate of 24,737,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock’) in exchange for all of the outstanding capital stock of Goodintend.

Goodintend is the owner of all of the registered capital of Shenyang Yanzikou Sports and Entertainment Co., Ltd., a wholly foreign owned PRC company (“Shenyang Yanzikou”).  Shenyang Yanzikou, through a series of contractual arrangements, controls Beijing Shungao Golf Course Management Co., Ltd., a PRC company (“Beijing Shungao”) and Shanghai Zhonggao Investments Management Co., Ltd., a PRC company (“Shanghai Zhonggao”).  Beijing Shungao and Shanghai Zhonggao are each engaged in the design and construction of golf courses in the PRC.

As a result of the Reverse Merger, the Company ceased being a shell company under the definition of Rule 12b-2 of the Exchange Act. For more details of the Reverse Merger, please refer to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2010.

In connection with the Reverse Merger, Mr. James Hahn, our former sole director, appointed the following individuals as officers and directors of the Company, and resigned as our sole officer and director. The appointment of the new officers was effective as of July 6, 2010. The appointment of the new board of directors of the Company (the “Board of Directors”) was effective as of July 26, 2010. For more details of the new Board of Directors, please refer to the Information Statement on Schedule 14f-1, which was filed with the SEC on July 2, 2010.

Name	Age	Position
Ye Bi	47	Chief Executive Officer and Chairman
Zhuangyan Zou	36	Chief Financial Officer
Jingtong Chen	45	Director
Bowu Xiao	43	Director

On July 2, 2001 the Board of Directors of the Company approved the taking of all required action to amend the Company’s Certificate of Incorporation to change the name of the Company to China Golf Group, Inc. (the “Name Change” or the “Amendment”) and recommended that the Name Change contemplated thereby be approved by our stockholders. By written consent dated July 2, 2010, the holders of a majority of the outstanding shares of Common Stock approved the filing of the Name Change contemplated thereby. The Name Change was effective as of August 3, 2010.

For more details of the Name Change, please refer to the Definitive Information Statement on Schedule 14C, which was filed with the SEC on July 14, 2010.

The results of operations of Goodintend will be discussed in the Company’s Current Report on Form 8-K/A to be filed with the SEC.

RESULTS OF OPERATIONS

During the three-month period and six-month period ended June 30, 2010, the Company generated no revenue.

However, a total of $32,800 of operating expenses were incurred during the three months ended June 30, 2010, which primarily consists of $2,600 of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to Alpine Venture Associates, LLC (“AVA”), of which James Hahn, our former CEO and director owns a 50% equity interest and is the president, pursuant to a Consulting Agreement dated September 1, 2008 (the “Consulting Agreement”). On January 19, 2010, the Company paid $62,561 to such consultant based on the Consulting Agreement towards the outstanding balance. As of June 30, 2010, $157,439 was owed to AVA.

Related Party Transaction

AVA made three loans in the amounts of $1,200, $1,050 and $5,100, respectively, to the Company on June 6, May 30 and April 5, 2010 for the Company’s legal and accounting expenses. Such loans were non-interest bearing and due in three years.

On July 1, 2010, the Company and AVA reached another agreement, terminating the Consulting Agreement and all then Company’s outstanding liabilities owed to AVA, which included the outstanding balance of the Consulting Agreement and the mentioned three loans as of June 30, 2010, shall be converted to 400,000 shares of our Common Stock in the name of AVA at a price of roughly $0.3813 per share. Such 400,000 shares of Common Stock were issued to AVA on July 1, 2010.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.      Exhibits

(a) Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Ye Bi.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Ms. Zhuangyan Zou.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mr. Ye Bi and Ms. Zhuangyan Zou.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GOLF GROUP, INC.

Date: August 16, 2010	BY:	/s/ Ye Bi
Ye Bi
Chief Executive Officer
(principal executive officer)

Date: August 16, 2010	BY:	/s/ Zhuangyan Zou
Zhuangyan Zou
Chief Financial Officer
(principal financial officer and accounting officer)