Form 10-Q
period 2010-09-30
China Golf Group, Inc.
filed 2010-11-22
CIK 1444183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-53399

China Golf Group, Inc.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware -------------------------------------------------------------------	75-3264747 -------------------------------------------------------------------
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

China Merchants Tower, Suite 1503
161 Lujiazui East Road, Shanghai, PRC 20001
-------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

011-86-21 5876 5017
-----------------------------------------------------------------------
(Registrant's telephone number, including area code)

-----------------------------------------------------------------------
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 22, 2010, the Company had 33,064,569 shares of common stock, par value $.001 per share (the “Common Stock”) issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheets (Unaudited)	4
	As of September 30, 2010 and December 31, 2009

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for	5
	the Three Months and the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Condensed Consolidated Statements of Cash Flows	6
	for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures.	31

PART II OTHER INFORMATION

Item 6.	Exhibits	31

Signatures		32

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CHINA GOLF GROUP, INC.
(Formerly Alpine Alpha 2, Ltd.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$1,102,805	$1,394,072
Restricted cash	187,401	585,181
Accounts receivable, net	4,002,779	1,973,328
Advance to vendors	307,025	-
Short term loan receivable	1,046,156	-
Other current assets	35,182	11,411
Total current assets	6,681,348	3,963,992

Property, plant and equipment, net	133,727	141,764
Investment Advances	104,616	-
Security Deposit	26,901	-

Total assets	$6,946,592	$4,105,756

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	351,904	242,500
Convertible promissory note	-	800,000
Tax payable	48,763	176,003
Advance from customers	97,143	-
Related party payable	92,775	-
Other accrued expenses	615	1,842
Total current liabilities	591,200	1,220,345

Warrant Liabilities	226,884	-

Total liabilities	818,084	-

Commitment and contingency

Stockholders' equity
Proferred stock, $0.001 par, 1,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
33,064,569 shares and 24,737,500 shares issued and outstanding ,respectively	33,065	24,738
Additional paid in capital	4,623,388	2,328,934
Subscription receivable	(1,680,000)	(1,680,000)
Retained earnings	2,928,468	2,085,141
Accumulated other comprehensive income	223,587	126,599
Total stockholders' equity	6,128,508	2,885,411

Total liabilities and stockholders' equity	$6,946,592	$4,105,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GOLF GROUP, INC.
(Formerly Alpine Alpha 2, Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net sales	$2,078,015	$29,933	$4,846,947	$772,046
Costs of sales	1,132,929	15,099	2,127,532	422,536
Gross profit	945,086	14,834	2,719,415	349,510

General and administrative expenses	1,200,813	35,335	1,765,747	107,120

Income (loss) from operations	(255,727)	(20,501)	953,668	242,390

Other income (expense)
Interest income	7,713		18,181
Loss from Change of Fair value of Warrant liability	(7,348)	-	(7,348)
Total other income( expense)	365	-	10,833	-

Income (loss) before income taxes	(255,362)	(20,501)	964,501	242,390

Income taxes provision
-Current	51,951	-	121,174	24,815
-Deferred	-	670	-	(7,445)
Total income tax provision	51,951	670	121,174	17,370

Net income (loss)	(307,313)	(21,171)	843,327	225,020

Other comprehensive income:
Foreign currency translation adjustment	60,543	1,667	96,988	281

Comprehensive income	$(246,770)	$(19,504)	$940,315	$225,301

Earnings per share
-Basic	$(0.01)	$(0.00)	$0.03	$0.01
-Diluted	$(0.01)	$(0.00)	$0.03	$0.01

Weighted average common shares outstanding
-Basic	30,474,736	24,737,500	26,656,943	24,737,500
-Diluted	30,474,736	24,737,500	26,656,943	24,737,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GOLF GROUP, INC.
(Formerly Alpine Alpha 2, Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$843,327	$225,020
Adjustments to reconcile net income to operating activities
Depreciation and amortization	13,103	12,693
Bad debt	66,112	-
Deferred tax (benefit)	-	(7,445)
Warrant issued for service	219,536	-
Loss from change in fair value of Warrant liability	7,348	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	399,535	-
Accounts receivable	(2,021,753)	(430,592)
Construction costs in excess of billings	-	330,863
Advance to vendors	(301,818)	(149,290)
Prepaid expenses and other current assets	(23,141)	-
Long term Security deposit	(26,443)	-
Increase (decrease) in -
Accounts payable and other payable	102,708	9,148
Advance from customers	95,495	-
Accrued expenses	(1,245)	993
Tax payables	(128,594)	70,379
Net cash provided by (used in) operating activities	(755,830)	61,769

Cash flows from investing activities
Loan receivable	(1,028,412)	-
Investment advance	(102,841)	-
Purchase of fixed assets	(2,373)	-
Net cash used in investing activities	(1,133,626)	-

Cash flows from financing activities
Proceeds from related party payable	91,202	46,836
Capital contribution by shareholders	327,792	537,909
Proceeds from issuance of common stock	1,174,990	9,900
Net cash provided by financing activities	1,593,984	594,645

Effect of exchange rate changes on cash and cash equivalents	4,205	(8,990)

Net increase (decrease) in cash and cash equivalents	(291,267)	647,424

Cash and cash equivalents, beginning of period	1,394,072	580,601

Cash and cash equivalents, end of period	$1,102,805	$1,228,025

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$217,206	$-

Non-cash investing and financing activities:
Common Stock issued for conversion of promissory notes	$800,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GOLF GROUP, INC.
(Formerly Alpine Alpha 2, Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
	Preferred stock, $0.001 par		Common stock, $0.001 par		Additional			Accumulated Other
					Paid in	Subscription	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Income (deficit)	Total

Balance on December 31, 2008	-	$-	24,737,500	$24,738	$106,866	-	$1,638,487	$120,823	$1,890,913
									-
Issuance of common shares	-	-					-	-	-

Capital contribution by Goodintend shareholders	-	-	-	-	2,217,907	(1,680,000)	-	-	537,907

Net income for the year	-	-	-	-	-		225,020		225,020

Foreign currency translation adjustments	-	-	-	-	-		-	281	281

Balance on September 30, 2009	-	$-	24,737,500	$24,738	$2,324,773	$(1,680,000)	$1,863,507	$121,104	$2,654,122
									-
Balance on December 31, 2009	-	$-	24,737,500	$24,738	$2,328,934	$(1,680,000)	$2,085,141	$126,599	$2,885,411
									-
Acquistion of Alpine Alpha 2, Inc. through Reverse Merger on July 6, 2010	-	-	1,387,078	$1,387	$(1,387)				-
									-
Issuance of common shares in a private placement on September 10, 2010	-	-	939,991	940	1,174,050		-	-	1,174,990
									-
Issuance of common shares to 'make good"	-	-	2,000,000	2,000	(2,000)				-
									-
Automatic conversion of Convertible Promissory Note upon reverse merger	-	-	4,000,000	4,000	796,000				800,000
									-
Capital contribution by shareholders	-	-	-	-	313,045		-	-	313,045
									-
Capital contribution by Shanghai Zhonggao shareholders					14,746				14,764

Net income for the period	-	-	-	-	-		843,327	-	843,327
									-
Foreign currency translation adjustments	-	-	-	-	-		-	96,988	96,988

Balance on September 30, 2010	-	$-	33,064,569	$33,065	$4,623,388	$(1,680,000)	$2,928,468	$223,587	$6,128,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.            Organization

China Golf Group, Inc. (the “Company”), formerly known as Alpine Alpha 2, Ltd., is a corporation organized under the laws of the State of Delaware on October 29, 2007.

On July 6, 2010, the Company consummated a share exchange transaction with the stockholders of Goodintend Holdings Limited, a British Virgin Islands company (“Goodintend”), whereby the Company issued an aggregate of 24,737,500 shares of its common stock, representing 82.12% of the Company’s ownership interest, in exchange for all of the issued and outstanding stock of Goodintend held by the stockholders of Goodintend (the “Share Exchange Transaction” or the “Reverse Merger”). Upon the closing of the Share Exchange Transaction, there were 30,124,577 shares of the Company’s common stock outstanding, which include 4,000,000 shares of common stock issued upon the automatic conversion of the convertible promissory notes issued by Goodintend in a private placement in December 2009.

In connection with the Share Exchange Transaction, 1,537,500 shares out of the 24,737,500 shares of common stock issued were pledged by certain Goodintend Stockholders and held back in an escrow account (the “Holdback Shares”), providing that these holdback shares can be released to these Goodintend Stockholders if the Company’s after tax net income is equal to or greater than certain targeted net income threshold for the fiscal year 2010 and 2011, respectively.

As a result of the above mentioned Share Exchange Transaction, Goodintend became the Company’s wholly-owned subsidiary and the Company, through Goodintend and its 100% controlled subsidiary Shenyang Yanzikou Sports and Entertainment Co., Ltd. (‘Yanzikou”), acquired indirect control of Beijing Shungao Golf Course Management Co. Ltd. (“Beijing Shungao”) and Shanghai Zhonggao Management Services Co., Ltd. (“Shanghai Zhonggao”). Beijing Shungao and Shanghai Zhonggao are each engaged in the design, construction and development of golf courses in China.

In addition, in connection with the change of control contemplated by the Share Exchange, the directors and officers of the Company resigned from their positions and new directors and officers affiliated with Goodintend controlled the Board of Directors of the Company ten days after the notice pursuant to Rule 14F-1 has been mailed to the shareholders of record.

Consequently, the Company’s name was changed from “Alpine Alpha 2, Ltd.” to “China Golf Group, Inc.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

The above mentioned merger transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Goodintend will be treated as the continuing entity for accounting purposes.

Goodintend Holdings Limited is a corporation organized under the laws of British Virgin Island on May 9, 2008. Its assets, primarily held through a subsidiary, which is 100% of the registered capital of Yanzikou, a limited liability company organized under the laws of the People’s Republic of China (“PRC”).

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.            Organization (continued)

On September 25, 2009 and June 20, 2010, respectively, Yanzikou entered into certain exclusive contractual agreements with Beijing Shungao and Shanghai Zhonggao and their owners.  Pursuant to these agreements, Yanzikou provides exclusive consulting and other general business operation services to Shungao and Zhonggao, in return for a consulting services fee which is equal to Shungao’s and Zhonggao’s revenue. In addition, the owners of Shungao and Zhonggao have pledged their equity interest in Shungao and Zhonggao to Yanzikou, irrevocably granted Yanzikou an exclusive option to purchase, to the extent permitted under China law, all or part of the equity interests in Shungao and Zhonggao, and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Yanzikou. Through these contractual arrangements, Yanzikou has the ability to substantially influence Shungao and Zhonggao’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval.

Through these contractual arrangements, the Company and Goodintend hold all the variable interests of Beijing Shungao and Shanghai Zhonggao. Therefore, the Company is the primary beneficiary of Beijing Shungao and Shanghai Zhonggao.

Based on these contractual arrangements, the Company believes that Beijing Shungao and Shanghai Zhonggao should be considered as Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities”. Accordingly, the Company consolidates Shungao and Zhonggao’s results, assets and liabilities.

Shungao is a golf course management company incorporated on October 8, 2006 in PRC with registered capital of RMB 1 million (approximate to $126,518). Shanghai Zhonggao was incorporated as a limited liability company on May 21, 2010 under the laws of the PRC. Both Shungao and Zhonggao offer complete, full-service golf course management services ranging from initial feasibility study, project design and planning, facility construction, development and maintenance, operational management, marketing and consulting to owners of public and private golf courses in China.

NOTE 2.            Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years.

The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission dated July 6, 2010.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Form 8-K for the year ended December 31, 2009.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.            Basis of presentation (continued)

The consolidated financial statements of the Company reflect the principal activities of the following subsidiaries. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
China Golf Group Inc	Delaware, U.S.	Parent

Goodintend Holdings Limited	British Virgin Island	100%

Shenyang Yanzikou Sports and Entertainment Co., Ltd	Shenyang, China	100%

Beijing Shungao Golf Course Management Co.,Ltd.	Beijing, China	VIE

Shanghai Zhonggao Management Services Co.,Ltd.	Shanghai, China	VIE

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above.

NOTE 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. Summary of Significant Accounting Policies (continued)

The carrying amounts reported in the balance sheets for cash, accounts receivable, advance to vendors, accounts payable and other accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company analyzes all financial instruments with features of both liabilities and equity under the accounting standards regarding accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and the accounting standard regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this accounting standard scope exception. Because the exercise price of the warrant is subject to adjustments under certain circumstances, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period. Because there is no quoted or observable market price for the warrants, the Company used level 3 inputs for its valuation methodology. A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 12.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at September 30, 2010 and December 31, 2009 amounted to $1,102,805 and $1,394,072, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes its exposure to risks on its cash accounts is minimal.

Accounts Receivable

Accounts receivable consists primarily of amounts due from construction and project design services provided during the normal course of business. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. Allowances are made based on historical data for estimated unrecoverable amounts. The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. As of September 30, 2010 and December 31, 2009, the allowance for doubtful accounts amounted to $67,253 and $-0-, respectively.

Advances to Vendors

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to suppliers for the purchase of certain construction materials and equipment components. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the services and materials become doubtful.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which include its property and equipment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such factors and circumstances exist, an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated realizable fair value in the period in which the determination is made.  The Company recorded no expense for impairment of its long-lived assets for the nine months ended September 30, 2010 and 2009.

Factors that are considered by management in assessing for impairments include, but are not limited to, the Company’s performance relative to its projected or historical results, its intended use of the assets and its strategy for its overall business, as well as industry and economic trends.  In the event future projections are not achieved, impairments could occur and such amounts could be material.

Revenue Recognition

The Company’s revenues are derived primarily from the golf course facility construction or project design services performed under various contracts the Company has entered into with its clients.

Revenue from design services are recognized when the services are rendered. For revenue generated from construction projects, the Company recognizes revenue and costs as construction contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage-of-completion. The revenue for the current period is calculated as cumulative revenues less project revenues already recognized.

Revenue recognized in excess of amounts billed are recorded as a current asset under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.” Billing in excess of revenues recognized are recorded as a current liability under the caption “Billing in excess of costs and estimated earnings on uncompleted contracts.”

Our golf course construction cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expenses. Administration and general expense are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated. If it were to be estimated that an uncompleted contract would result in a loss, the entire amount of the loss would be accrued.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally 5 to 10 years for equipment, furniture, and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or estimated useful life of the leasehold improvement. Maintenance and repairs are expensed as incurred.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. Summary of Significant Accounting Policies (continued)

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Rental payments under operating lease are recognized as expense on a straight-line basis over the lease term. The Company leases office space for its Shanghai branch under operating leases from December 21, 2009 to May 31, 2013, with a fixed monthly rent expense of RMB 21, 163 (approximate to $3,112 per month) and an office space for its Beijing Branch from August 20, 2010 to August 19, 2012 with a fixed monthly rent expense of RMB 60,000 (approximately to $8,824). The Company’s lease agreements include renewal periods at the Company’s option.

Income Taxes

The Company uses the asset and liability method to account for income taxes, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. At each period end, the Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income.

A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Foreign Currency Translation

The Company’s functional currency is Chinese RMB. The financial statements of the Company’s international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity, and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of accumulated comprehensive income (loss). Gains and losses resulting from the revaluation of long-term intercompany receivable and payable balances are recorded in accumulated other comprehensive income.  Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the unaudited consolidated statements of operations and were not material for the periods presented.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. Summary of Significant Accounting Policies (continued)

Comprehensive Income

In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three and nine months ended September 30, 2010 and 2009 were net income and the foreign currency translation adjustment.

Earnings Per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Weighted average number of shares

In July 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Statement of Cash Flows

In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivables. The Company maintains an allowance for estimated losses resulting from uncollectible customer receivables based on historical collection experience, age of the receivable balance, both individually and in the aggregate, and general economic conditions.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. Summary of Significant Accounting Policies (continued)

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s operations are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

NOTE 4. Restricted Cash

Restricted cash is cash set aside for a particular use or event and is subject to withdrawal restrictions. In 2009, the Company issued $800,000 convertible promissory notes (see notes 9) and part of the proceeds from the issuance of the notes is required to be deposited in an escrow account held by the attorneys in China and the United States to be used for the payment of public-listing related expenses, such as legal and accounting fees. In addition, on September 10, 2010, the Company entered into a Securities Purchase Agreement, through the sale of 939,992 Shares for an aggregate purchase price of $1,174,990. The Company has agreed that part of the proceeds of the financing will remain in escrow to be used to pay for legal, accounting, auditing and investor relations services, key man life insurance and D&O insurance.

As of September 30, 2010 and December 31, 2009, the balances of restricted cash totaled $187,401 and $585,181, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any significant risks.

NOTE 5. Accounts Receivable

Accounts receivable consists primarily of amounts due from construction and project design services provided during the normal course of business. Account receivables are summarized as follows:

	September 30, 2010	December 31, 2009

Completed Contracts	$1,125,657	$1,489,955
Design projects	61,275	483,373
Contracts in Progress	2,883,100	-
Less: allowance for doubtful account	(67,253)	-
Total	$4,002,779	$1,973,328

The Company reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of accounts receivable and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off through a charge to the income statement item.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Notes 6. Short term loan receivable

On January 15, 2010 and May 14, 2010, the Company loaned RMB 4 million (approximate to $588,235) and RMB 3 million (approximate to $457,921), respectively, to a third party Beijing Meilin Tianhe Real Estate Property Development Co., Ltd.

These loans are unsecured, due upon demand and bear 3% annual interest rate. The entire balance of the loan receivable has been repaid in full in October 2010. The interest income for the nine months ended September 30, 2010 and 2009 were $18,181 and $0, respectively.

NOTE 7. Property and Equipments

As of September 30, 2010 and December 31, 2009, property, and equipments was as follows:

	September 30, 2010	December 31, 2009	Estimated Useful Life

Machinery and equipment	$179,827	$176,248	5-10 Years
Office equipment	3,384	951	5 Years
Sub-total	183,211	177,199

Less: accumulated depreciation	(49,484)	(35,435)

Property, plant and equipment, net	$133,727	$141,764

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $13,103 and $12,693, respectively.

NOTE 8.  Taxes

(a) Business sales tax

The Company is subject to 3% business sales tax on actual revenue generated.  It is the Company’s continuing practice to accrue 3% of the business tax on estimated revenue and file its tax return based on the actual result, as the local tax authority may exercise broad discretion in applying the tax amount.  As a result, the Company’s accrual business tax may differ from the actual tax clearance.

(b) Corporation income tax (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Goodintend Holdings Limited was incorporated in BVI and has no income tax in the tax jurisdiction. As approved by the local tax authority of Beijing Shunyi City, Shungao’s CIT was assessed annually at a pre-determined fixed rate of 9%. The Company incurred $121,174 and $24,815 income taxes for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, the Company incurred $51,951 and $670 income tax, respectively.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.  Taxes (continued)

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes. The components of deferred tax assets as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Deferred tax Assets	$187,478	$-
Valuation allowance	(187,478)	-
Net deferred tax liabilities – ending balance	$-	$-

The Company was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the three and nine months ended September 30, 2010. The net operating loss carried forward for United States income tax purposes amounted to $551,407 for the nine months ended September 30, 2010, which may be available to reduce future years' taxable income. Such carried-forward tax credit will expire, if not utilized in 2030. For United States income tax purpose, the valuation allowances for the nine months ended September 30, 2010 were $187,478. The Company expects to generate its income in the PRC. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.

(c) Taxes payable

As of September 30, 2010 and December 31, 2009, taxes payable consisted of the following:

	September 30, 2010	December 31, 2009

Business tax payable	$20,432	$51,642
Income tax payable	27,295	122,551
City construction tax payable	1,036	1,850
Total taxes payable	$48,763	$176,003

NOTE 9.  Convertible Promissory Note

On December 17, 2009, the Company’s subsidiary, Goodintend, entered into a Note Purchase Agreement (the “Note Agreement”) with several investors, whereby these investors committed to purchase from Goodintend the convertible promissory notes in the aggregate principal amount of $800,000 for the purpose of funding Goodintend’s working capital requirements. The net proceeds from the sale of the Notes shall be used by the Goodintend for expenses related to its efforts of obtaining public listing in the U.S., including auditing fees, legal fees and other corporate or related expenses.

On July 6, 2010, simultaneously with the closing of the Reverse Merger, Tranche A Notes, together with Tranche B Notes, were automatically converted into an aggregate of 4,000,000 shares of the Company’s common stock upon the closing of the Reverse Merger, reflecting a conversion price of $0.20 per share. As a result, the Note has been fully discharged upon conversion and converted into 4,000,000 shares of the Company’s common stock.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  Related party payable

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $92,775 and $0 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 11.  Stockholder’s Equity

Prior to the Share Exchange, the Company had 1,387,077 shares of common stock issued and outstanding at $.001 per share.

In connection with the Share Exchange consummated on July 6, 2010, the Company issued 24,737,500 shares of its common stock to Goodintend shareholders. Upon the closing of the Share Exchange Transaction, there were 30,124,577 shares of the Company’s common stock outstanding, which include 4,000,000 shares of common stock issued upon the automatic conversion of the convertible promissory notes issued by Goodintend in a private placement in December 2009.

As a result of the reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

On September 10, 2010, the “Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the sale to the investors of up to 5.6 million shares of common stock, par value $.001 (the “Shares”) for an aggregate purchase  price of up to $7.0 million (or $1.25 per Share).   The Securities Purchase Agreement contemplates one or more closings.  In connection with the Securities Purchase Agreement, the following transactions took place

(1)
939,992 shares of common stock was issued for an aggregate proceeds of $1,174,990.The Company will use the net proceeds from the sale of the Shares, after payment of legal fees and other closing costs, for working capital.   The Company has agreed that $2,000,000 of the proceeds of the financing will remain in escrow to be used to pay for legal, accounting, auditing and investor relations services, key man life insurance and D&O insurance.

(2)
At the closing, the Company delivered 2,000,000 shares to an escrow agent (the “Make Good Shares”) which will be required to be delivered to the investors in the event that the Company’s net income for the fiscal year ending December 31, 2010 is less than $14.81 million (the “2010 Target Income”). The exact number of shares to be received will depend on the extent to which the 2010 Target Income is not attained.  If the shortfall of the Company’s actual income for fiscal year 2010 to the 2010 Target Income (the “2010 Percentage Shortfall”) is equal to or greater than 10%, the investors will receive (pro rata) 50,000 shares for each one percent percentage of the 2010 Percentage Shortfall up to a maximum of 2,000,000 shares. In addition, if net income for the fiscal year ended December 31, 2011 is less than $25 million (the “2011 Percentage Shortfall”), the investors will be entitled to additional shares. If the 2011 Percentage Shortfall is equal to or greater than ten percent (10%), the investors will receive (pro rata) 50,000 shares of common stock for each one percent percentage of the 2011 Percentage Shortfall up to a maximum of 2,000,000 shares less any shares that have been paid out as a result of any 2010 Percentage Shortfall. If the Company’s net income for fiscal years 2010 and 2011 exceeds, respectively, the 2010 Target Income and the 2011 Target Income, the Make Good Shares will be canceled.

As of September 30, 2010, there were a total of 33,064,569 shares of the Company’s common stock issued and outstanding.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12.  Warrants

On July 6, 2010, prior to the acquisition of Goodintend, the Company issued warrants to outside consultants, and legal firms for services rendered to purchase up to 442,935 shares of common stock, with exercise price was $1.25 per share, exercisable within 5 years of the date of issue.

The Company has determined that the warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as long-term liability. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 71.96%, risk free interest rate 1.76% and expected term of five years. The fair value of those warrants at the grant date was calculated at $ 219,536. The change in fair value of warrants of $7,348 for the three and nine months ended September 30, 2010 was recorded as expense.

Following is a summary of the status of warrants activities as of September 30, 2010:

		Weighted	Average
	Warrants	Average	Remaining Life	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value

Outstanding, January 1, 2010	-	-	-	-
Granted	442,935	$1.25	5
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2010	442,935	$1.25	5	-

Note 13.  Earnings per share

The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. ASC 805 states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13.  Earnings per share (continued)

As of September 30, 2010, the Company had outstanding warrants to acquire 442,935 shares of common stock, with an exercise price of $1.25. As of September 30, 2010, all the outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. Since the exercise price of the warrants is the same as the average market price of the stock for the period, there is no effect of the diluted warrants calculated using the treasury method.

NOTE 14. Commitments and Contingencies

Operating lease:

The Company leases office space for its Shanghai and Beijing Branch under operating leases that are subject to increase over the life of the lease. The operating lease will expire May 2013.  Rent expense was $76,408 and $-0- for the nine months ended September 30, 2010, and 2009, respectively.

The minimum obligations under such commitments are summarized below:

Operating lease obligation as of September 30,
2010	$35,556
2011	70,592
2012	37,344
2013	15,560
Total	$159,052

Commitment of Registration of joint venture

On June 21, 2010, Shenyang Yanzikou, Shanghai Zhonggao and Beijing Production Materials Trading Co., Ltd., (“BPMT”) one of controlled subsidiaries of Beijing Capital entered into a Cooperation Framework Agreement (the “Framework Agreement”), where all parties will jointly invest in Beijing Chengnan Knight Real Estate Development Co., Ltd. (“Chengnan Knight”) to develop some of our future golf projects, namely the Daxing Project and the Maozedong Sports Park Project. For a total of RMB 42 million ($6.27 million) registered capital of Chengnan Knight, BPMT has already paid in RMB 21million ($3.14 million), the equivalent of 51% of the ownership interest of Chengnan Knight, and Shenyang Yanzikou and Shanghai Zhonggao will respectively contribute RMB 8.4million ($1.25 million) and RMB12.18 ($1.82 million) million, representing an aggregate of 49% ownership interest to be held by us. The Framework Agreement also contemplated a second round of registered capital increase for Chengnan Knight, where BPMT will contribute a commercial land of 17,812 square meters (with estimated value of RMB 67 million to RMB 1 billion that is subject to final appraisal), which will represent 51% of the increased registered capital of Chengnan Knight. Based on the appraised value of such contributed land from BPMT, Shenyang Yanzikou and Shanghai Zhonggao will contribute to Chengnan Knight 20% and 29% of its increased registered capital, estimated to be $10 million in total.

CHINA GOLF GROUP, INC.
(FORMERLY, ALPINE ALPHA 2, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15. Concentrations

Customers

The following table shows construction revenue generated by the Company’s customers that account for more than 10% of revenue for the period indicated:

	September 30, 2010		September 30, 2009
	Revenues	% of Revenues	Revenues	% of Revenues
Xiangfan Lumen Temple	$1,085,898	22%	-	-
Countryside International Health Resort	$1,689,534	35%	-	-
Shenyang Puhe	$1,087,178	22%	-	-
Shenyang Meteorite Mountain	-	-	$361,834	100%

As of September 30, 2010, account receivable due from Shenyang Meteorite Mountain Sport Corp, Xiangfan Lumen Temple, Shenyang Puhe Golf Course, and Binzhou Countryside Golf Course accounted for 17.7.%, 19.8%, 25.7% and 25.3%, respectively, of the total accounts receivable outstanding.

As of December 31, 2009, account receivable due from Shenyang Meteorite Mountain Sport Corp, Beijing Yanzikou International Sports and Zhejiang Jinhua Golf Course accounted for 55%, 20% and 16%, respectively, of the total accounts receivable outstanding.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of China Golf Group, Inc. and its direct and indirect subsidiaries and controlled affiliates (collectively, the “Company”), may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of the Company. Such “forward-looking statements” include, but are not limited to, statements concerning the operations, performance, financial condition and growth of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products, our continuing growth and our ability to contain our operating expenses.

Any or all of our forward-looking statements in this Report may turn out to be inaccurate, as a result of inaccurate assumptions we might make or known or unknown risks or uncertainties. Therefore, although we believe that these statements are based upon reasonable assumptions, including projections of operating margins, earnings, cash flows, working capital, capital expenditures and other projections, no forward-looking statement can be guaranteed. Our forward-looking statements are not guarantees of future performance, and actual results or developments may differ materially from the expectations they express. You should not place undue reliance on these forward-looking statements.

Information regarding market and industry statistics contained in this Report is included based on information available to us which we believe is accurate. We have not reviewed or included data from all sources, and cannot assure stockholders of the accuracy or completeness of this data. Forecasts and other forward-looking information obtained from these sources are subject to these qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

These statements also represent our estimates and assumptions only as of the date that they were made and we expressly disclaim any duty to provide updates to them or the estimates and assumptions associated with them after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

We undertake no obligation to publicly update any predictive statement in this Report, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any additional disclosures we make in reports we file with the SEC on Form 10-K, Form 10-Q and Form 8-K.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) China Golf Group, Inc. (formerly Alpine Alpha 2, Ltd.), a Delaware corporation; (ii) Goodintend Holdings Limited, a British Virgin Islands corporation wholly owned by China Golf Group, Inc.(“Goodintend”);  (iii) Shenyang Yanzikou Sports and Entertainment Co., Ltd.(“Shenyang Yanzikou”), a wholly owned subsidiary of Goodintend organized under the laws of the People’s Republic of China (the “PRC”);  (iv) Beijing Shungao Golf Course Management Co., Ltd., a variable interest entity that is organized under the laws of the PRC and  controlled by Shenyang Yanzikou (“Beijing Shungao”); and (v) Shanghai Zhonggao Investment and Management Co., Ltd., a variable interest entity that is organized under the laws of the PRC and controlled by Shenyang Yanzikou (“Shanghai Zhonggao”).

GENERAL

China Golf Group, Inc., formerly Alpine Alpha 2, Ltd. (“the Company”) was incorporated on October 29, 2007 under the laws of the State of Delaware. The Company conducts its business through Beijing Shungao and Shanghai Zhonggao, its operating variable interest entities located in the PRC.

Share Exchange Transaction

On July 6, 2010, the Company consummated a share exchange transaction with the stockholders of Goodintend Holdings Limited, a British Virgin Islands company (“Goodintend”), whereby the Company issued an aggregate of 24,737,500 shares of its common stock, representing 82.12% of the Company’s ownership interest, in exchange for all of the issued and outstanding stock of Goodintend held by the stockholders of Goodintend (the “Share Exchange Transaction” or the “Reverse Merger”). Upon the closing of the Share Exchange Transaction, there were 30,124,578 shares of the Company’s common stock outstanding, which include 4,000,000 shares of common stock issued upon the automatic conversion of the convertible promissory notes issued by Goodintend in a private placement in December 2009.

As a result of the above mentioned Share Exchange Transaction, Goodintend became the Company’s wholly-owned subsidiary Goodintend is the owner of all of the registered capital of Shenyang Yanzikou Sports and Entertainment Co., Ltd., a wholly foreign owned PRC company (“Shenyang Yanzikou”).  Shenyang Yanzikou, through a series of contractual arrangements, controls Beijing Shungao Golf Course Management Co., Ltd., a PRC company (“Beijing Shungao”) and Shanghai Zhonggao Investments Management Co., Ltd., a PRC company (“Shanghai Zhonggao”).  Beijing Shungao and Shanghai Zhonggao are each engaged in the design and construction of golf courses in the PRC.

The Share Exchange Transaction is accounted for as a reverse acquisition, except that no goodwill or other intangible will be recorded.  The recapitalization is considered to be a capital transaction in substance, rather than a business combination.

As a result of the Share Exchange Transaction, the Company ceased being a shell company under the definition of Rule 12b-2 of the Exchange Act. For more details of the Reverse Merger, please refer to the Company’s Current Report on Form 8-K which was filed which was filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2010.

In connection with the Reverse Merger, Mr. James Hahn, our former sole director, appointed the following individuals as officers and directors of the Company, and resigned as our sole officer and director. The appointment of the new officers was effective as of July 6, 2010. The appointment of the new board of directors of the Company (the “Board of Directors”) was effective as of July 26, 2010. For more details of the new Board of Directors, please refer to the Information Statement on Schedule 14f-1, which was filed with the SEC on July 2, 2010. As of September 30, 2010, the directors and officers of the Company are listed below:

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

For more details of the Name Change, please refer to the please refer to the Definitive Information Statement on Schedule 14C, which was filed with the SEC on July 14, 2010.

The results of operations of Goodintend will be discussed in the Company’s Current Report on Form 8-K/A to be filed with the SEC.

2010 September PIPE

On September 10, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the sale to the investors of up to 5.6 million shares of common stock, par value $.001 (the “Shares”) for an aggregate purchase  price of up to $7.0 million (or $1.25 per Share) (the “2010 September PIPE”).   The Securities Purchase Agreement contemplates one or more closings.  The first closing occurred on September 10, 2010, through the sale of 939,992 Shares for an aggregate purchase price of $1,174,990.

In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement with the investors on September 10, 2010 (the “Registration Rights Agreement”) which requires the Company to file with the SEC a "resale" registration statement providing for the resale of all of the Shares (and the Make Good Shares) for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act of 1933, as amended.

RECENT DEVELOPMENT

Waiver and Consent

Pursuant to the Security Purchase Agreement, the Company covenanted, among other things, (i) to consummate an underwritten public offering of its common stock no later than September 10, 2011, (ii) to retain Friedman LLP to audit the Company for the nine-month period ended September 30, 2010 within ten business days after the closing, (iii) to retain KPMG Beijing as the Company’s internal control consultant and (iv) to purchase director and officer insurance and prospectus liability insurance within five business days after the closing.

In addition, under the Registration Rights Agreement, the Company has agreed, among other things, to prepare and file an initial registration statement within 45 days of the initial closing date to register for resale all of the Shares and to cause that registration statement to be declared effective by the earlier of (i) 220 days after the initial closing date, or (ii) the fifth trading day following the day the Company receives notice from the SEC that the initial registration statement will not be reviewed or is no longer subject to further review and comments.

On October 21, 2010, the Company retained KPMG Advisory (China) Limited Beijing Branch to attest to the Company’s management’s assessment of its internal controls as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

On November 19, 2010, the Company entered into a waiver and consent with all the investors in the 2010 September PIPE (the “Investors”) (the “Waiver and Consent”), where the Investors consented to waive: (i) the Company’s compliance to retain Friedman LLP for the audit of the Company's financial statements for the nine months ended September 30, 2010 within ten business days from the Closing Date; (ii) the Company’s compliance to obtain D&O insurance and prospectus insurance within five business days from the Closing Date; and (iii) the Company’s compliance to file the initial registration statement within 45 days after the Closing Date. Under the Waiver and Consent, the Investors also agreed: (i) to extend the deadline of filing an initial registration statement to January 31, 2011 and (ii) to extend the deadline of causing the registration statement to be effective by the SEC to the earlier of (a) July 25, 2011, or (b) the fifth trading day following the day the Company receives notice from the SEC that the initial registration statement will not be reviewed or is no longer subject to further review and comments. In addition, the Waiver and Consent amended Sections 10.3 and 10.4 of the Securities Purchase Agreement and Section 6(f) of the Registration Rights Agreement, whereby any waiver or amendment to either Securities Purchase Agreement or the Registration Rights Agreement will require a consent in writing from the Investors holding at least a majority of the shares of the Company’s common stock then purchased under the Securities Purchase Agreement.

A copy of the Waiver and Consent is filed herewith as Exhibit 10.1.

Appointment of New Director

On October 6, 2010, the size of the Board of Directors of the Company was increased from three to four. To fill the vacancy thus created, Ms. Zhuangyan Zou, Chief Financial Officer of the Company, was appointed as a director of the Company. Ms. Zou receives no compensation for her directorship.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues, cost of sales and gross profit

The following table sets forth our operating results for the three months ended September 30, 2010 and 2009, respectively:

	For the three months ended September 30
	2010	2009

Net sales	$2,078,015	$29,933
Cost of sales	1,132,929	15,099
Gross profit	945,086	14,834

General and administrative expenses	1,200,813	35,335

Other income (expense)
Interest expense	7,713
Loss from change of fair value of warrant liability	(7,348)	-

Income before income taxes	(255,362)	(20,501)

Provision of income taxes	51,951	670

Net income	(307,313)	(21,171)

Other comprehensive income
Foreign currency translation adjustment	60,543	1,667

Comprehensive income	$(246,770)	$(19,504)

In line with the general accepted accounting principles, our revenue from design services is recognized when the services are rendered. For revenue generated from construction projects, we recognize revenue and costs as construction contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs.

Revenues increased 6,842% to $2,078,015 for the three months ended September 30, 2010 from $29,933 for the three months ended September 30, 2009.  The approximately $2 million increase was mainly attributable to the revenue derived from the completion of three golf course construction projects for the three months ended September 30, 2010. Our golf course design service normally has lower costs and higher profit margin, compared to golf course development projects. For the same period ended September 30, 2009, our reported revenue primarily came from the completion of one golf course design service only. The increase in our revenue for the three months ended September 30, 2010, as compared to the comparable period in 2009 is also supported by our marketing efforts, increasing brand recognition and our expansion to previously unaddressed market such as golf course design projects located in Hubei, Shandong and Jiangxi provinces in China.

Management expects that our emphasis on selectively strategic acquisition, broadening our market coverage coupled with our increased project planning and construction, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2010 and beyond.

Cost of sales was $1,132,929 for the three months ended September 30, 2010 compared to $15,099 for the three months ended September 30, 2009. The approximately $1.1 million increase in cost of sales was in line with our increased sales revenue for the third quarter of 2010. Such increase was also because higher amount of revenue has been recognized for the three months ended September 30, 2010 based on the progress of the construction of our golf course projects, therefore higher amount of construction costs were recorded based on percentage of completion method of revenue recognition. In the same period of prior year, our revenue only came from one design service which normally incurred lower costs than golf course construction projects. As a result, costs of sales were accordingly lower for the three months ended September 30, 2009.

Gross profit was $945,086 for the three months ended September 30, 2010 compared to $14,834 for the three months ended September 30, 2009, an increase of $930,252 or 6,271% due to increased sales revenue recognized for the period indicated as discussed above. However, the gross profit as a percent of revenues for the three months ended September 30, 2010 decreased to 45.5% compared to 49.5% in the same period of 2009. This is mainly because the costs of sales were much higher in the third quarter of 2010 and golf course construction normally has lower profit margin than our design services. For the same period of 2009, our revenue derived from one golf course design services with lower costs and higher profit margin.

Operating expenses

Our general and administrative costs include salaries, rent for offices, audit, accounting, consulting and legal expenses. Total operating expenses increased to approximately $1.2 million for the three months ended September 30, 2010 from $35,335 for the three months ended September 30, 2009.  As a percentage of revenues, operating expenses decreased to 57.8% for the three months ended September 30, 2010 compared to 118% for the three months ended September 30, 2009. The $1.16 million increase in total operating expenses was due to the increase in salary expenses in connection with our expanded business operation, as well as increased accounting and legal expenses in connection with the consummation of the Share Exchange Transaction and the fund raising in the third quarter of 2010. One of our controlled affiliates, Shanghai Zhonggao was founded in July 2010 and initiated its operation in July 2010. The additional expenses incurred by Shanghai Zhonggao’s new operation, such as office lease expenses and increased salary expenses for the new employees, attributed to our total increased general and administrative expenses. In addition, the increase in our operating expenses was also affected by our increased legal, accounting and consulting expenses incurred during this period in connection with the Company’s Share Exchange Transaction in July 2010 and the fund raising in September, 2010.

Income taxes

The majority of our net income for the period ended September 30, 2010 was from Beijing Shungao, which conducts all of our operations in the PRC during this period of time. Our Chinese subsidiaries and controlled affiliates are governed by the Income Tax Law of the PRC concerning private enterprises, which are generally subject to a new statutory tax rate of 25% on the income reported in a company’s financial statements after any applicable adjustments.

As approved by the local tax authority of Beijing Shunyi City, Beijing Shungao’s corporate taxable income was assessed annually at a pre-determined fixed rate of 9% of its revenue and such taxable income is subject to the statutory income tax rate of 25%.

Goodintend was incorporated in BVI and has no income tax in the tax jurisdiction.

China Golf Group, Inc. was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purposes for the three and nine months ended September 30, 2010. The net operating loss carried forward for United States income tax purpose amounted to $551,407 for the three months ended September 30, 2010, which may be available to reduce future years' taxable income. Such carried-forward tax credit will expire, if not utilized in 2030. For United States income tax purpose, the valuation allowances for the three months ended September 30, 2010 were $187,478. The Company expects to generate its income in the PRC. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.

We incurred $51,951 and $670 income taxes for the three months ended September 30, 2010 and 2009, respectively.

The income tax expense of $51,951 for the three months ended September 30, 2010 was attributed to the increased taxable income primarily derived from Beijing Shungao. For the three months ended September 30, 2009, we applied deferred tax benefit of $670 which reflected the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes.

Net Loss

As a result of the above factors, we reported a net loss of $307,313 for the three months ended September 30, 2010, an increase of $286,142, as compared to the net loss of approximately $21,171 for the three months ended September 30, 2009, The decrease in our net income was primarily due to our increased costs of sales, the increased operating expenses and income taxes in the three months ended September 30, 2010 as compared to the comparable period last year.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on September, 2010 or at any other rate.

Translation adjustments resulting from this process amounted to foreign currency translation gain of $60,543 and $1,667 for the three months ended September 30, 2010 and 2009, respectively. The currency exchange rate on September 30, 2010 was RMB 6.6912 for 1.00 USD, compared to RMB 6.8263 for 1.00 USD on September 30, 2009. Shareholders’ equity on our balance sheet is stated at its historical rate. The average currency rates applied to the income statements for the quarters ended September 30, 2010 and 2009 were RMB 6.7689 and RMB 6.8308, respectively.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues, cost of sales and gross profit

The following table sets forth our operating results for the nine months ended September 30, 2010 and 2009, respectively:

	For the nine months ended September 30
	2010	2009

Net sales	$4,846,947	$772,046
Cost of sales	2,127,532	422,536
Gross profit	2,719,415	349,510

General and administrative expenses	1,765,747	107,120

Other income (expense)
Interest income	18,181
Loss of change of fair value of Warrant liability	(7,348)	-

Income before income taxes	964,501	242,390

Provision of income taxes	121,174	17,370

Net income	843,327	225,020

Other comprehensive income
Foreign currency translation adjustment	96,988	281

Comprehensive income	$940,315	$225,301

In line with the general accepted accounting principles, our revenue from design services is recognized when the services are rendered. For revenue generated from construction projects, we recognize revenue and costs as construction contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs.

Revenues increased by 528% to $4.8 million for the nine months ended September 30, 2010 from $772,046 for the same period in 2009.  The $4 million increase was mainly attributable to the revenue derived from our completed six golf course design services as well as the completion of three golf course construction projects in the nine months ended September 30, 2010. Our golf course design service normally has lower costs and higher profit margin, compared to golf course development projects. In the nine months ended September 30, 2009, our reported revenue primarily came from the design service in one golf course as well as the completion of one golf course construction project, which usually incurs higher construction costs and results in lower profit margin. The increase in our revenue for the nine months ended September 30, 2010 as compared to the comparable period of 2009 is also supported by our marketing efforts, increasing brand recognition and our expansion to previously unaddressed market such as golf course design projects located in Hubei, Shandong and Jiangxi provinces in China.

Management expects that our emphasis on selective strategic acquisition, broadening our market coverage coupled with our increased project planning and construction, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2010 and beyond.

Cost of sales was approximately $2.1 million for the nine months ended September 30, 2010 compared to $422,536 for the nine months ended September 30, 2009. The over $1.7 million increase in cost of sales was in line our increased sales revenue for the nine months ended September 30, 2010. Such increase in cost of sales was also because higher amount of revenue has been recognized for the nine months ended September 30, 2010 based on the progress of the construction of our golf course projects, therefore higher amount of construction costs were recorded based on percentage of completion method of revenue recognition. In the same period of year 2009, a relatively slower progress of our construction projects led to less recognized revenue and lower costs.

Gross profit was approximately $2.7 million for the nine months ended September 30, 2010 compared to $349,510 for the nine months ended September 30, 2009, an increase of around $2.4 million due to increased sales revenue recognized and higher profit margin from golf course design services for the period indicated as discussed above. Our profit margin from project design services is usually much higher that of project construction. For the same period of 2009, our gross profit was lower primarily due to lower amount of revenue recognized and higher cost of sales from one golf course construction project. The gross profit as a percent of revenues for the nine months ended September 30, 2010 increased to 56.1% compared to 45.2% in the prior year. This is mainly due to our increased sales revenue and more golf course design services have been rendered.

Operating expenses

Our general and administrative costs include salaries, rent expenses, audit, accounting, consulting and legal expenses and other related expenses. Total operating expenses increased to approximately $1.76 million for the nine months ended September 30, 2010 from $107,120 in the same period of 2009.  As a percentage of revenues, operating expenses increased to 36.43% for the nine months ended September 30, 2010 compared to 13.8% in the comparable period of 2009. The around $1.6 million increase in total operating expenses was due to the increase in salary expenses in connection with our expanded business operation, as well as increased accounting and legal expenses for the consummation of the Share Exchange Transaction and the fund raising in the third quarter of 2010. One of our controlled affiliate, Shanghai Zhonggao was founded in July 2010 and initiated its operation in July 2010. The additional expenses incurred by Shanghai Zhonggao’s new operation, such as office lease expenses and increased salary expenses for the new employees, attributed to our increased general and administrative expenses. In addition, the increase in our operating expenses was also affected by our increased legal, accounting and consulting expenses incurred in connection with the Company’s Share Exchange Transaction in July 2010 and the fund raising in September, 2010. On July 6, 2010, we became a public company through reverse merger and we were required to pay higher amount of legal, accounting and consulting expenses in connection with the reverse merger transaction, our increased operating expenses reflected such transaction.  For the same period of 2009, we were still a private company with relatively limited business activities; as a result, operating expenses were much lower than that of the nine months ended September 30, 2010.

Income taxes

The majority of our net income for the period ended September 30, 2010 was from Beijing Shungao, which conducts all of our operations in the PRC during this period of time. Our Chinese subsidiaries and controlled affiliates are governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to a new statutory tax rate of 25% on the income reported in a company’s financial statements after any applicable adjustments.

As approved by the local tax authority of Beijing Shunyi City, Beijing Shungao’s corporate taxable income was assessed annually at a pre-determined fixed rate of 9% of its revenue and such taxable income is subject to statutory rate of 25% for the income tax.

Goodintend was incorporated in BVI and has no income tax in the tax jurisdiction.

China Golf Group, Inc. was incorporated in the United States.  It incurred a net operating loss for U.S. income tax purpose for the three and nine months ended September 30, 2010. The net operating loss carried-forward for United States income tax purpose amounted to $551,407 for the nine months ended September 30, 2010, which may be available to reduce future years' taxable income. Such carried-forward will expire, if not utilized in 2030. For United States income tax purpose, the valuation allowances for the nine months ended September 30, 2010 were $187,478. The Company expects to generate its income in the PRC. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.

We incurred $121,174 and $17,370 income taxes for the nine months ended September 30, 2010 and 2009, respectively.

The income tax expense of $121,174 for the nine months ended September 30, 2010 was attributed to the increased taxable income primarily derived from Beijing Shungao for the nine months ended September 30, 2010. In the nine months ended September 30, 2009, we applied deferred tax benefit of $7,445 which reflected the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes, as a result, the net income tax expenses for the nine months ended September 30, 2009 was $17,370.

Net income

As a result of the above factors, we reported a net income of $843,327 for the nine months ended September 30, 2010, an increase of $618,307 as compared to the net income of approximately $225,020 for the nine months ended September 30, 2009, The increase in our net income was primarily due to our increased revenues, higher profit margin from project design services in the nine months ended September 30, 2010.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on September 30, 2010 or at any other rate.

Translation adjustments resulting from this process amounted to foreign currency translation gain of $96,988 and $281 for the nine months ended September 30, 2010 and 2009, respectively.  The currency exchange rate on September 30, 2010 was RMB 6.6912 to 1.00 USD as compared to RMB 6.8263 to 1.00 USD at September 30, 2009. The equity accounts were stated at their historical rate. The average currency rates applied to the income statements accounts for the periods ended September 30, 2010 and 2009 were RMB 6.8066 and RMB 6.8324, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We finance our operation and capital expenditures through capital contribution from our shareholders, proceeds from the 2010 September PIPE as well as related party loans.

As of September 30, 2010, our working capital was $6,090,148 and the operating results for the nine months ended September 30, 2010 reflect the profitability of our business.

Total current assets increased to approximately $6.68 million as of September 30, 2010 from $3.96 million as of December 31, 2009.  The primary changes in our current assets during this period were from changes in cash, restricted cash, accounts receivable and short-term loan receivable. The decrease in cash to $1,102,805 on September 30, 2010 from $1,394,072 on December 31, 2009 was because our increased business activities require more cash to be used in our operation and the increase of accounts receivable from $1,973,328 on December 31, 2009 to the amount of $4,002,779 as of September 30, 2010. The increased accounts receivable was a result of the increased number of design projects and golf course construction projects that are completed and recognized  but have not been collected yet. The decrease in restricted cash of $397,781 represents the cash that has been paid out of the escrowed account for the expenses incurred in connection with our capital market activities such as legal, consulting and accounting fees. The increase in our short-term loan receivable of $1,046,156 is related to our short-term loan to an unrelated third party, Beijing Meilin Tianhe Real Estate Property Development Co., Ltd. On January 15, 2010 and May 14, 2010, we loaned RMB 4 million (approximate to $588,235) and RMB 3 million (approximate to $457,921), respectively, to Beijing Meilin Tianhe Real Estate Property Development Co., Ltd. These loans are unsecured, due upon demand. The entire balance of the loan receivable has been repaid in full in October 2010.

The growth of our company will require additional debt and/or equity financing. We intend to pursue additional debt financing in the international capital market which may be secured by our property and equipment.  To date we have no commitment from any source for the funds we require.

Cash Flow

Comparison of cash flows for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	For the nine months ended September 30,
	2010	2009

Cash flows from operating activities	(755,830)	61,769
Cash flows from investing activities	(1,136,626)	-
Cash flows from financing activities	1,593,984	594,645

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2010 amounted to $755,830, which consists of our net income of $843,327, adding back noncash adjustments of 306,099 ( including depreciation and amortization of $13,103, bad debt of $66,112, warrant issued for services of $219,536 and loss from change in the fair value of warrant liability of $7,348) and then offset by net changes in operating assets and liabilities, including the decrease of restricted cash of $399,535, the increase of accounts receivable of $2,021,753 primarily because our increased design and golf course construction projects that are completed and satisfied the revenue recognition criteria but have not been fully collected, increase in advance to vendors of $301,818 which represents temporary cash advance made to our suppliers to maintain good relationship.

Net cash provided by operating activities during the nine months ended September 30, 2009 amounted to $61,769, which consists of our net income of $225,020 ,adding back noncash adjustments and offset by net changes in operating assets and liabilities due to expanded operating activities, including the increase in accounts receivable of $430,592 due to our increased projects that are billed but not yet collected in the nine months ended September 30, 2010, as well as the decrease of construction costs in excess of billings on uncompleted contracts of $330,863.

Cash flows from operations during the nine months ended September 30, 2010 decreased by $817,599 or 1,323% compared with to the same period of 2009. The decrease in our cash flows from operating activities for the nine months ended September 30, 2010 was mainly attributed to our expanding and developing business.

Investing Activities

Net cash used in investing activities amounted to $1,133,626 in the nine months ended September 30, 2010, which consists primarily of acquisition of fixed asset of $2,373, an investment advanced to outside parties  of $102,841 and short-term loan receivable of $1,028,412. The increase in our short-term loan receivable of $1,028,412 related to our short-term loan to a third party Beijing Meilin Tianhe Real Estate Property Development Co., Ltd. On January 15, 2010 and May 14, 2010, we loaned RMB 4 million (approximate to $588,235) and RMB 3 million (approximate to $457,921), respectively, to a third party Beijing Meilin Tianhe Real Estate Property Development Co., Ltd. These loans are unsecured, due upon demand. The entire balance of the loan receivable has been repaid in full in October 2010.

No cash was used in investing activities for the nine months ended September 30, 2009.

Financing Activities

Cash flows provided by financing activities in the nine months ended September 30, 2010 amounted to $1,593,984, of which $91,202 represents proceeds from a loan by a related party to the Company, $327,792 represents capital contribution by our shareholders and $1,174,990 represents proceeds from because the sales of 939,992 shares of our common stock on September 10, 2010.

Our cash flows provided by financing activities amounted to $594,645 in the nine months ended September 30, 2009, which include proceeds from issuance of common stock of $9,900 and shareholder contribution of $537,909 and proceeds from related party payable of $46,836.
.
Cash flows provided by financing activities increased by $999,339 or 168% as compared to the same period in 2009.

Related Party Transactions

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. As of September 30, 2010, the Company had loans provided by certain officers in an aggregate amount of $92,775.

Alpine Venture Associates, LLC (“AVA”), of which our former CEO and director owns a 50% equity interest and is the president, made three loans in the amounts of $1,200, $1,050 and $5,100, respectively, to the Company on June 6, May 30 and April 5, 2010 for the Company’s legal and accounting expenses. Such loans were non-interest bearing and due in three years. Pursuant to a Consulting Agreement dated September 1, 2008 (the “Consulting Agreement”), the Company was obligated to pay a monthly consulting fee of $10,000. As of June 30, 2010, $157,439 was owed to AVA by the Company.

On July 1, 2010, the Company and AVA reached another agreement, terminating the Consulting Agreement and all then Company’s outstanding liabilities owed to AVA, which included the outstanding balance of the Consulting Agreement and the mentioned three loans as of June 30, 2010, shall be converted to 400,000 shares of our Common Stock in the name of AVA at a price of roughly $3.0507 shares. Such 400,000 shares of Common Stock were issued to AVA on July 1, 2010.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions.  We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of our Company, our wholly-owned subsidiary Goodintend and Shenyang Yanzikou, and its variable interest entity, Shungao and Zhonggao.  All inter-company account balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the time and date of filing of these financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

Revenue Recognition

Our revenues are derived primarily from the golf course facility construction or project design services performed under various contracts we have entered into with its clients.

Revenue from design services are recognized when the services are rendered. For revenue generated from construction projects, the Company recognizes revenue and costs as construction contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage-of-completion. The revenue for the current period is calculated as cumulative revenues less project revenues already recognized.

The use of the percentage of completion revenue recognition method requires the use of estimates and judgment regarding each project’s expected revenues, costs and the extent of progress towards completion. If an estimate of costs at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

Contract Costs

Our golf course construction contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expenses (primarily depreciation, fuel, maintenance and repairs).

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. We believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

(1)	the completeness and accuracy of the original bid;

(2)	costs associated with added scope changes;

(3)	increased overhead expenses due to design or construction delays caused by golf course owners, weather or other factors;

(4)	subcontractor performance issues;

(5)	changes in productivity expectations;

(6)	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

(7)	the availability and skill level of workers in the geographic location of the project; and

(8)	changes in the availability and proximity of equipment and materials.

The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Substantial changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.      Controls and Procedures

(a)           Disclosure Controls and Procedures.

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this reports, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010, to satisfy the objectives for which they are intended. Management believes that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation between Chinese GAAP and U.S. GAAP and necessary journal entries.  In addition, the Company has a relatively small number of professionals employed in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems and could potentially lead to untimely identification and resolution of accounting and disclosure matters or a failure to perform timely and effective reviews.

(b)      Changes in Internal Control over Financial Reporting

During the nine month ended September 30, 2010, the Company began to implement the following changes to its internal control over financial reporting that are reasonably likely to materially affect its internal control over financial reporting.

•	We began evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our staff in China with the appropriate level of experiences and expertise.
•
We are in the process of hiring an outside consulting firm to help evaluate and establish our internal control procedures and policies. On October 21, 2010, the Company retained KPMG Advisory (China) Limited Beijing Branch to attest to the Company’s management’s assessment of its internal controls as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

•
We began the preliminary implementation of an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures throughout the company and plan to provide additional US GAAP training to all accounting employees involved to ensure the performance of and compliance with those procedures and policies. During the fourth quarter of 2010, we intend to hire at least one U.S. certified CPA and another certified CPA under China GAAP, so as to ensure the accurate account reconciliation between US GAAP and China GAAP.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements and (iii) the Company’s business and operating results may be harmed.

PART II - OTHER INFORMATION

Item 6.      Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1	Waiver and Consent, dated November 19, 2010, among the Company and the investors named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GOLF GROUP, INC.

Date: November 22, 2010	BY:	/s/ Ye Bi
Ye Bi
Chief Executive Officer
(principal executive officer)

Date: November 22, 2010	BY:	/s/ Zhuangyan Zou
Zhuangyan Zou
Chief Financial Officer
(principal financial officer and accounting officer)